Form 10KSB40
period 1997-12-31
SUCCESS DEVELOPMENT INTERNATIONAL INC
filed 1998-07-21
CIK 1020213

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                        For the Fiscal Year Ended December 31, 1997

                                          or

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from__________to__________.

                               Commission File No. 333-42499

                           SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                   (Exact name of registrant as specified in its charter)

                        FLORIDA                            59-3307487

               (State or other jurisdiction of           (I.R.S. Employer
                incorporation or organization)          Identification No.)

                 9799 OLD ST. AUGUSTINE ROAD, JACKSONVILLE, FLORIDA 32257
                          (Address of principal executive offices)

                                      (904) 886-2985
                     (Telephone number of principal executive offices)

                Securities Registered Pursuant to Section 12(b) of the Act:

           None                                         None
   (Title of Each Class)           (Name of Each Exchange on Which Registered)

                Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock (par value $.001 per share)
                                     (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
Yes [X] No [ ]

    Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this for 10-KSB. [X]

   The aggregate book value of Common Stock held of the Registrant on December 31, 1997 was ($1,150,933), based on shares outstanding for the Common Stock on such date. For the purposes of this computation, all restricted issues have been included. Such shares may not have, in fact, been issued.

   The number of shares outstanding of the Registrant's Common Stock on December 31, 1997 was 11,241,010 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                       Form SB-2/A Registration Statement.


                                TABLE OF CONTENTS

PART I

Item  1.   BUSINESS ................................................................   3

PART II

Item  2.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS   6

Item  3.   LEGAL PROCEEDINGS .......................................................   7

Item  4.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE ..............................................................   7

Item  5.   SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS ........................   7

Item  6.   SELECTED FINANCIAL DATA .................................................   8

Item  7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS ..............................................................   8

PART F/S

Item  8.   CONSOLIDATED FINANCIAL STATEMENTS ........................................  11

Item  9.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............................  17

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ...........................  26

Item 11.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-KSB ........  28

Item 12.   ENDORSEMENTS .............................................................  67


PART  I


Item  1.   BUSINESS


General

   Success Development International, Inc. was incorporated in Florida in 1995 to serve as a holding company for its three operating subsidiaries, The LeGrand Group, Inc. ("LGI"), Results Publishing, Inc. ("RPI") and Telstar Consulting, Inc. ("TCI").

   The LeGrand Group, Inc. was incorporated in Florida in 1989 for the purpose of marketing and distributing information about real estate investment.

   Results Publishing, Inc. was incorporated in Nevada in 1995 for the purpose of sponsoring workshops and seminars about the LeGrand Group, Inc.'s financial products and business opportunities.

   Telstar Consulting, Inc. was incorporated in Nevada in 1995 for the purpose of supplying telemarketing sales for the LeGrand Group, Inc. and other third party products and services.

   The Company, as a whole, produces, markets and distributes information, education and financial products and services to small businesses and their owners. The products and services are designed to help our customers to create, increase and maintain real estate and other home based businesses. We intend to increase the marketing and distribution of the existing products and services, to expand into more lines of products and services, and to make specific alliances with or acquisitions of companies that will fit our strategy.

   Our customers include a broad spectrum of individuals from beginning entrepreneurs looking for the skills to achieve financial independence to experienced entrepreneurs looking to enhance their existing plans and protect existing assets. The products and services are sold through several mediums, including direct mail, telemarketing, an Internet Web Site, periodical advertising, television, radio, direct sales and customer word of mouth.

   We believe our ability to teach this information in an understandable, easy-to-follow format has enabled us to achieve our present size and operating results. Maintaining our commitment to quality customer support and relationships with customers is necessary, in management's opinion, to achieve rapid expansion and long-term profitability in the market for information, education and financial products and services.


Business Strategy

   Based on our view of the market and what our customer base wants, we have adopted the following strategy to expand SDI's business:

   1. Obtain and create exclusive content for marketable products and services.

   2. Build a large portfolio of products and services, in order to create a continuing income stream.

   3. Develop long-term product and service lines in categories in which a significant market share can be achieved.

   4. Expand distribution of products and services through new outlets and mediums.

Products and Services

   SDI focuses on providing information, education and financial products and services for small businesses and their owners with an in-place follow-up support system. To support our customers, we provide trained personnel on weekdays from 10:00 a.m. to 4:00 p.m. to answer customer questions about real estate transactions in which they are involved or are considering. This service is free to purchasers of cash flow systems for ninety days and free to purchasers of Boot Camps for one year. Other businesses market and distribute information in this field without any significant follow-up or support. We believe that success in our industry requires a solid foundation of proven products and services together with a strong ongoing customer support system. SDI's management believes that SDI fits this profile, since its products and services are based upon methods and systems used by us as authors and lecturers for many years together with our commitment to continuing customer service.

   These are descriptions of our primary products and services:

      FAST CASH WITH QUICK TURN REAL ESTATE. The Fast Cash With Quick Turn Real Estate is our introductory product used to generate interest in SDI's other products and services. It provides an overview of methods by which to profit in the real estate business and contains two audio cassette tapes, one video tape, one manual, three reports and miscellaneous items. These materials explain, in an overview fashion, the four areas of real estate investing on which we focus: wholesaling, retailing, owner-financing and lease/option.

      CASH FLOW SYSTEMS. The Cash Flow Systems are SDI's mid-level products and contain sixteen audio cassette tapes, a written transcript, a workbook and computer software containing forms for use by the customer. There are three Cash Flow Systems:

         (i) WHOLESALE/RETAIL CASH FLOW SYSTEM teaches how to find distressed properties and make a profit by either selling the property to another investor (wholesale) or rehabilitating the property and selling it to an owner/occupant (retail).

         (ii) FOR SALE BY OWNER ("FSBO") CASH FLOW SYSTEM teaches how to create profits by purchasing properties from owners, with owner financing. The customer profits from the ability to resell the property to an owner/occupant who can assume the newly-created financing.

         (iii)LEASE/OPTION CASH FLOW SYSTEM teaches how to create profits by leasing properties with an option to buy from owners of real estate and creating new leases with options to buy for tenants/purchasers. The customer profits from the option deposit received from the tenant/purchaser, the difference between the monthly lease payments and the difference between the purchase price from the owner and the selling price to the tenant/purchaser.

      BOOT CAMPS. The Boot Camps offer hands-on training in the three Cash Flow Systems described above, Wholesale/Retail, FSBO and Lease/Option. In addition to receiving the materials provided with the Cash Flow Systems, Boot Camp participants:

         (i) have the option of attending live training courses as often as they wish for one year following their purchase of the product;

         (ii) receive a written manual;

   At the live Wholesale/Retail Boot Camp training programs, the participants review actual real estate multiple listing statements of properties for sale, select potential properties and visit them while receiving instruction. At the live FSBO and Lease/Option Boot Camp training programs, the participants make telephone calls to owners of properties and negotiate transactions while receiving instruction.

   GUERRILLA MARKETING FOR REAL ESTATE ENTREPRENEURS BOOT CAMP. The purpose of this Boot Camp is to teach participants how to generate an ongoing stream of potential real estate sellers who call to offer their homes for sale. The participant is instructed in a wide variety of marketing approaches by a panel of individuals experienced in the real estate methods taught by SDI. SDI offers this Boot Camp on a live basis once per year. Boot Camp participants receive, sixteen audio cassette tapes of past events, a manual, and computer software containing forms, reports, and letters for use by participants.

   CONFERENCES. SDI promotes and sponsors various conferences (both one day and multiple day events) throughout the United States that feature speakers on topics ranging from real estate investment and management, buying and selling discounted paper, business planning, growing your business, raising capital, reducing your taxes, protecting your assets, managing your properties, adult congregate living facilities as a business, success coaching, negotiating, marketing, sales, sales training, auctions and retirement planning. These conferences usually feature our own employees and speakers, lecturers and educators under contract with SDI.

   ONE DAY WORKSHOPS. SDI sponsors and promotes one-day workshops often featuring Mr.

LeGrand, who teaches attendees how to profit from real estate investing either through creating a home-based business or expanding their current investment activities.

   DIRECT AND TELEMARKETING SALES. We use both direct mail and telemarketing to promote our own products and services and those of other authors, lecturers and educators.

   PRIVATE LENDING COURSE. This course provides sixteen audio cassette tapes, one manual and computer software containing forms and reports for use by the customer. The course instructs the customer how to profit from lending "hard" money (I.E., money lent without regard to the credit worthiness of the borrower) to owners of real estate, how to find lenders and borrowers, and shows the proper steps necessary to complete these transactions profitably.

   INTERNET WEB SITE. SDI's web site (http://www.success-di.com) will provide browsers with hundreds of pages of free information about creating additional profits for their businesses. Browsers will have the opportunity to review advertisements for products and services offered by the Company. The web site is at an early stage of development.

Joint Ventures, Strategic Alliances and Acquisitions

   SDI intends to seek other joint ventures with businesses in related markets. We will consider additional forms of strategic alliances with other companies, as well as possible acquisitions.


SALES AND MARKETING

   SDI's basic marketing strategy is to acquire customers throughout the United States and in Canada at little or no cost to the Company by selling them a low-priced ($19-$49) product, such as the Cash Flow Generator Machine, or a one day workshop designed to educate the purchaser and create a desire to purchase additional products and services from the Company. Our experience has been that many customers purchase additional products and services in ensuing years. Thus, the lifetime value of the customer is significantly greater than just the purchases in the initial year of contact. The following outlines certain marketing mediums SDI employs:

      DIRECT MAIL/TELEMARKETING: At present, direct mail and telemarketing represent the majority of the our marketing efforts. The Company, on average, mails about 7,500 pieces a week. Initial leads generated through the mailings are directed to "TCI", our telemarketing subsidiary or to telemarketing firms under contract to us.

      INTERNET WORLD WIDE WEB SITE (http://www.success-di.com): Our website is currently being remodeled. We use the web site to advertise our products and services and to provide information about our upcoming events.

      PERIODICAL ADVERTISING: We advertise in local newspapers and industry-related magazines.

      MEDIA, TELEVISION AND RADIO: We advertise through radio and television "Infomercials" to promote our conferences and sell our products and services. We also use radio advertising targeted geographically to coincide with upcoming events.

      DIRECT SALES: During conferences, speakers sell additional programs, books, video tapes and audio tapes. Generally, fifty percent (50%) of the proceeds from the sale of these items is paid to the speaker. See "Certain Transactions."

      WORD OF MOUTH: We believe that our programs have met with such high customer satisfaction ratings that our current customers are one of our best referral sources. While the initial transaction with a customer does not necessarily result in a profit to us, each additional sale does. As we acquire more customers, we increase our potential for profitability.


COMPETITION

   In our view, the financial and personal development information industry, while large, is highly fragmented into many niches with some competitors being successful in only certain niches, and with no company having acquired dominance in the industry.

   Many competitors have products and services that are marketed as being similar, but we believe that our customers can quickly distinguish the difference between our products and services and those of our competitors. We believe our strong testimonial base of satisfied customers is a competitive advantage.

   We compete primarily with a large number of privately-owned, educational and publishing companies providing personal and financial development information through a variety of media. Some of our competitors have greater financial, marketing, distribution, technical and other resources than we do. We regard Anthony Robbins & Associates, Nightingale-Conant Corporation, American Marketing Systems, Inc., David G. Phillips Publishing Company, Inc., Agora, Inc., Ted Nicholas & Associates, Inc., Whitney Leadership Group and The Hume Group, Inc. as our closest competitors in the financial and personal development market.


PROPERTIES

   The Company owns the building in which its headquarters is located at 9799 Old St. Augustine Road, Jacksonville, Florida, 32257. This office building contains approximately 13,260 square feet of space and is occupied entirely by SDI. Management believes that this building will provide adequate office space to meet the Company's needs for the foreseeable future.

   SDI also owns two properties located at 3001 and 3003 Hartley Road, Jacksonville, Florida, 32257. SDI leases these buildings as office space to two tenants under lease agreements expiring July 31, 1998, subject to renewal options. The Company currently receives rent of $2,850 and $2,981 per month for the properties, respectively. The buildings contain 3,855 and 3,609 square feet, respectively. All of the Company's properties are security for mortgage loans.


PART II


Item  2.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
           MATTERS


BROKER-DEALER

   We have entered into an Agency Agreement (the "Agreement") with Attkisson, Carter & Akers, Incorporated, a registered securities broker-dealer (the Broker-Dealer"). Under the Agreement, we are employing the Broker-Dealer as our exclusive agent to sell our stock. The Broker-Dealer will transmit such checks directly to the escrow agent by noon of the next business day after receipt.

   All subscription payments for shares must be delivered by the Broker-Dealer to the Escrow Agent. A written confirmation along with a copy of the Share Purchase Agreement will be mailed by the Broker-Dealer to each subscriber or purchaser within fifteen business days of receipt by the Broker-Dealer. Stock certificates will not be issued to subscribers until such time as the funds are released from the escrow account to SDI. During the Escrow Period, subscribers will have no right to a return of their payment.

   The offering will continue until subscriptions for all 500,000 shares offered are received, or until twelve months from the effective date of the Offering or until the Broker-Dealer and the Company mutually agree to terminate the Offering, whichever event first occurs.

   The Company has agreed to pay the Broker-Dealer a sales commission of ten percent. The Broker-Dealer may offer the shares through other dealers who are members of the National Association of Securities Dealers, Inc., and may grant concessions to or otherwise allow such dealers such proportion of the ten percent commission as the Broker-Dealer may consider proper.

   The Company has agreed to provide to the Broker-Dealer for no consideration options (the "Options") to purchase up to 50,000 shares at an exercise price of $5.50 per share on the basis of one Option for each ten shares sold in the Offering. The Options are exercisable during the five year period commencing on the date of this prospectus (the "Option Exercise Term"). During the Option Exercise Term, the holders of the Options are given, at no cost, the opportunity to profit from a rise in the market price of the Company's Common Stock. To the extent that the Options are exercised, dilution to the interest of the Company's stockholders will occur. The Options will not be transferred, assigned, pledged or hypothecated for a period of one year from the effective date of this offering except to officers or partners of the Broker-Dealer and members of any selling group and/or their officers or partners. Any profit realized by the Broker-Dealer on the exercise of the options and the ensuing sale of the underlying shares of Common Stock may be deemed additional compensation to the Broker-Dealer.

   The Company has agreed to indemnify the Broker-Dealer against liabilities incurred by the Broker-Dealer by reason of any untrue statement of a material fact contained in the Company reporting statements or by reason of the omission of a material fact necessary in order to make the statements, in light of the circumstances, not misleading, where such information relates to or was furnished by the Company in writing.


Item  3.   LEGAL PROCEEDINGS


   There are no material legal proceedings pending against the Company.

GOVERNMENT REGULATION

   SDI's business is subject to regulation under the Telemarketing and Consumer Fraud and Abuse Prevention Act and state laws applicable to telemarketing activities. Management believes that it is in substantial compliance with all of the foregoing federal and state laws and the regulations promulgated thereunder. Any claim that we were not in compliance could result in judgments or consent agreements that required the Company to modify its marketing program. In the worst cases, enforcement of fraud laws can result in forcing a business to close and to subject the business and its management and employees to be subject to criminal prosecution and civil damage actions.

EMPLOYEES

   As of December 31, 1997, SDI had 34 full time employees and 6 part-time employees. We also use approximately 15 independent contractors. SDI's employees are not represented by a labor union and are not subject to any collective bargaining arrangement. The Company has never experienced a work stoppage and we believe that it has good relations with its employees and contractors.


Item 4. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

Item  5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter for the Company's 1997 fiscal year.

Item  6.   SELECTED FINANCIAL DATA


                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
             FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996 AND 1997

                                                December 31,   December 31,   December 31,
                                                    1995           1996          1997
                                                  Audited        Audited       Unaudited
                                                ------------   ------------   ------------

Balance Sheet Data:
   Working capital (net unearned revenue)....   $(  980,186)   $(2,247,616)   $(1,563,446)
   Total assets .............................     1,314,355      1,702,964      2,115,931
   Total debt ...............................     1,595,607      4,085,033      3,266,864

Operating Statement Data:
   Operating revenue ........................     2,749,795      5,778,301      6,345,837
   Operating expenses .......................     3,233,870      8,111,876      5,720,945
   Other revenue (expenses) net .............        22,263        (36,886)        72,240

Cash Flow Data:
   Operating activities .....................       (70,641)      (512,126)        85,046
   Investing activities .....................       (42,983)       (65,121)      (119,456)
   Financing activities .....................        10,852        578,845        104,090

Stockholders' Equity Data:
   Stockholders' equity (deficit) ...........   $  (281,252)    (2,382,069)    (1,150,933)
   Shares Outstanding .......................    10,125,000     10,355,000     11,241,000


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   THIS SHOULD BE READ TOGETHER WITH THE FINANCIAL STATEMENTS AND THEIR NOTES. OPERATING DATA PRESENTED IN THIS DISCUSSION ARE UNAUDITED.

OVERVIEW. We produce, market and distribute information, education and financial products and services to small business and their owners.

   We have strengthened our management team over the last few years. In May 1995, we elected Daniel S. Pena, Sr. as Director and Chairman of the Board of Directors. Mr. Pena is an executive experienced in the accelerated growth of an entrepreneurial company and in the management of public companies. In August 1995, we elected Shawn M. Casey as the new Chief Executive Officer to lead the Company into its current phase of growth. In July 1996, two executives experienced in the management of public companies, Hugh Carey and Jarrell Ormand, agreed to serve on the Board of Directors. In January, 1997, we hired a new Controller, Ralph E. Vroman Jr., who is now the Chief Financial Officer, experienced in the financial management and information systems required for public companies.

   These individuals, along with other key managers recruited by us during this time frame, bring to the Company significant experience in creating and marketing personal and financial development products.

   We realized significant improvement in our sales during 1996 and 1997, primarily as a result of our expanded marketing efforts during 1996 and early 1997, in which we incurred substantially higher levels of marketing expenditures. Our net sales increased by 110.14% in 1996 and by 9.82% in 1997, when compared to 1995 and 1996, respectively. We will continue to seek further improvement in sales and profit over time as we are able to take advantage of the increased marketing staff and marketing budget, as more internally developed products become available for sale, and as economies of scale are achieved as we continue to grow.

   We account for the recognition of income from "Boot Camps" when the customer has attended the event or one year has passed. This results in unearned revenue being reported for the current period. Although we have received payment which would otherwise be recognized as income, the revenue is treated as unearned until the purchaser attends the event or one year has passed from the date of purchase. Our history shows that we will be able to recognize more than 90% percent of this unearned revenue as income within the following twelve-month period. The amount of revenue unearned is net of all related expenses so, after the purchasers attend the event or the one year period passes, the recognized revenue directly increases the income from operations.


RESULTS OF OPERATIONS.

   The following discussion and analysis of the Company's consolidated results of operations for the years ended December 31, 1996 and 1997 is based upon, and should be read in conjunction with, the financial information set forth in the Consolidated Financial Statements, including their notes, included elsewhere in this report.


OPERATIONS

   Our accounting, purchasing, inventory control, scheduling, order processing, warehousing and shipping activities are coordinated at our headquarters. Production and major vendor initial shipments are performed by independent contractors working under SDI's direction. Our computer system handles order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, catalog management and analysis and mailing list management. Subject to credit terms and product availability, orders are typically shipped from our facilities within 24 hours of receiving an order. Third party contractors print and assemble the Company's audio and video tapes, manuals, transcripts, newsletters, software, inserts and the boxes in which the products are shipped. We have multiple sources for all components of our products, and have not experienced any material delays in production or assembly.


PRODUCT RETURNS

   Reserves for returns by customers have been established in the allowance for bad debt and returns that we believe are adequate based on product sell-through, inventory levels and historic return rates. We periodically adjust our reserves for these returns. SDI sells on credit, with varying discounts, return privileges and unsecured credit terms.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

   Operating revenue increased $567,536, or 9.82%, to $6,345,837 in 1997 from $5,778,301 in 1996. The increase resulted primarily from the Company's expanded marketing efforts.

   Cost of product sales and direct operating expenses decreased $122,915, or 3.94%, to $2,993,302 in 1997 from $3,116,217 in 1996. The decrease resulted primarily from the more effective financial cost controls. Inventory is reported based on physical counts with allocation for overages, shrinkages and product returns.

   Royalties and costs to authors and speakers decreased $969,077, or 44.88% to $1,190,071 in 1997, from $3,116,217 in 1996. The decrease resulted from the acquisition of certain products for which no further royalty payments are due and the renegotiation of certain other royalty agreements.

   General and administrative expenses decreased $1,306,769, or 47.51%, to $1,443,608 in 1997 from $2,750,377 in 1996. The decrease in expenses was attributable to reduced personnel and related costs.

   Depreciation and amortization expenses increased $7,830, or 9.09%, to $93,964 in 1997 from $86,134 in 1996. The increase resulted primarily from the acquisition of additional equipment through capital leases.

   Rent and other income increased $25,293, or 19.89%, to $152,472 in 1997 from $127,179 in 1996. The increase resulted primarily from an increase in earnings from miscellaneous company owned investments.

   Interest expense decreased $73,673, or 47.87%, to $80,232 in 1997 from $153,905 in 1996, primarily attributed to the conversion of various notes payable and accrued interest to stock.

   Liquidity and capital resources have traditionally been financed through operating cash flow and private placement of convertible debt.

   Cash management is a key element of our operating philosophy and future strategic plans. Even while under capitalized, we have managed cash flow sufficiently to allow for continued growth and increased operating revenues.

   In our opinion, working capital is sufficient to meet our present working capital needs. We have historically grown at a fast pace despite being under capitalized. We will use the available funds in the manner we see fit to continue our growth. Any funds which are added to working capital will improve our financial condition.

   We expect to continue to grow at approximately the same pace as demonstrated from 1996 to 1997. The additional availability of funds is expected to accelerate the internal growth of the Company. While we intend to make every attempt to increase marketing using whatever funds are available, a lack of funds will impede these efforts.

   The company plans to maintain an aggressive growth pattern through the use of cash flows from operations, financing activities and a direct public offering. $604,370 of current mortgages on properties with appraisals of $1,800,000 are planned to be refinanced.

   The company has systematically contacted each Creditor and restructured its liabilities and made payment arrangements which have avoided material litigation, moved billings into current status and reestablished creditor confidence. Management further took steps towards cost controls by adopting standardized staffing techniques. This resulted in a work force reduction of approximately 30% as of year end 1997 from year end 1996.

   Operating activities provided $85,046 in cash for 1997 as compared to cash used by operating activities of $512,126 in 1996. The cash provided by operating activities resulted from the decrease in personal, royalties and general overhead expenses.

   During 1996 and 1997 our investing activities consisted primarily of investment in property and equipment representing net cash used in 1996 of $65,121 and $119,456 for 1997. 1997 investment activities were represented predominantly by lease swaps and upgrades.

   Financing activities in 1996 we issued $445,000 of convertible notes which are payable 270 days from the date of their issuance. In 1997 we issued an additional $140,000 in convertible notes. All notes are convertible into our Common Stock at a conversion rate of one share of Common Stock for each $1.00 of principal amount of the notes. The conversion of the notes is subject to the legal registration of the shares issuable upon conversion or an applicable exemption from such registration. From January 1, 1996 through December 31, 1997, we have allowed the holders of notes totaling $533,304 to convert those notes into Common Stock in exchange for cancellation of the debt. $533,304 in notes payable have been converted to 561,010 shares of common stock.

   We have approximately $2,000,000 in net operating loss carryovers from 1996 and prior years available to reduce future taxable income through the year 2010. Utilization of the net operating loss carryovers is subject to the separate return limitation year ("SRLY") restrictions for consolidated tax returns, and realization is dependent upon Results Publishing, Inc. and Telstar, Inc. generating sufficient separate taxable income to utilize the net operating losses.

   EFFECT OF INFLATION. The Company's income and profitability is not affected positively or adversely by inflation.

PART F/S


Item.  8.   FINANCIAL STATEMENTS


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors of
Success Development International, Inc.:

We have audited the accompanying consolidated balance sheets of Success Development International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Success Development International, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Holly Hill, Florida                                      James Moore & Co., P.L.
September 18, 1997

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
             FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996 AND 1997

                                                December 31,   December 31,   December 31,
                                                   1995           1996            1997
                                                  Audited        Audited       Unaudited
                                                ------------   ------------   ------------

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents .................        42,327    $       880    $    31,326
  Restricted cash ...........................          --           43,045         82,279
  Notes receivable-trade, net current .......        41,314        247,836        465,824
  Inventories ...............................        38,728         75,218         72,158
  Prepaid expenses ..........................        25,189         28,982         11,145
                                                ------------   ------------   ------------
      Total current assets ..................       147,558        395,961        662,732
                                                ------------   ------------   ------------
PROPERTY AND EQUIPMENT, net .................     1,042,867      1,076,460      1,102,788
                                                ------------   ------------   ------------
OTHER ASSETS
  Notes receivable-trade,
     less current portion, net ..............        47,986        165,224        178,819
  Receivables from employees and others .....        25,529         10,500          9,678
  Organizational costs and other ............        50,415         54,819        161,914
                                                ------------   ------------   ------------
      Total other assets ....................       123,930        230,543        350,411
                                                ------------   ------------   ------------
TOTAL ASSETS ................................   $ 1,314,355    $ 1,702,964    $ 2,115,931
                                                ============   ============   ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses .....   $   242,899    $ 1,149,121    $ 1,051,918
  Accounts payable to management
     and stockholders .......................        43,945        420,739        412,804
  Current portion of long-term debt .........       840,900      1,073,717        837,473
  Unearned revenue ..........................       325,190      1,144,625        770,143
                                                ------------   ------------   ------------
      Total current liabilities .............     1,452,934      3,788,202      2,996,321
                                                ------------   ------------   ------------
LONG-TERM DEBT, less current portion ........       142,673        296,831        194,526
                                                ------------   ------------   ------------
      Total liabilities .....................     1,595,607      4,085,033      3,266,864
                                                ------------   ------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 6, 9, 11, and 12)

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 12,000,000,
  25,000,000 shares authorized in 1995, and
  1996 respectively, 10,125,000, 10,355,000
  and 11,241,010 issued and outstanding
  in 1995, 1996 and 1997 respectively .......        10,125         10,355        11,241
  Additional paid in capital ................          --          267,309       800,052
  Accumulated deficit .......................      (288,722)    (2,659,183)   (1,962,051)
  Unearned compensation - restricted stock ..        (2,655)          (550)         (175)
                                                ------------   ------------   ------------
      Total stockholders' equity (deficit)...      (281,252)    (2,382,069)    (1,150,933)
                                                ------------   ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $ 1,314,355    $ 1,702,964    $ 2,115,931
                                                ============   ============   ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996 AND 1997


                                                December 31,   December 31,   December 31,
                                                    1995           1996           1997
                                                  Audited        Audited       Unaudited
                                                ------------   ------------   ------------
OPERATING REVENUE:
  Product sales and tuition .................   $ 2,749,795    $ 5,778,301    $ 6,345,837
                                                ------------   ------------   ------------
OPERATING EXPENSES:
  Cost of product sales and direct
     operating expenses .....................     1,553,168      3,116,217      2,993,302
  Royalties .................................       587,587      2,159,148      1,190,071
  General and administrative ................     1,037,016      2,750,377      1,443,608
  Depreciation and amortization .............        56,099         86,134         93,964
                                                ------------   ------------   ------------
      Total operating expenses ..............     3,233,870      8,111,876      5,720,945
                                                ------------   ------------   ------------
INCOME FROM OPERATIONS ......................      (484,075)    (2,333,575)       624,892
                                                ------------   ------------   ------------
OTHER INCOME (EXPENSE)
  Rent and other income .....................       112,205        127,179        152,472
  Interest expense ..........................       (94,120)      (153,905)       (80,232)
  Gain (loss) on disposal of asset ..........         4,178        (10,160)          --
                                                ------------   ------------   ------------
      Total other income (expense) ..........        22,263        (36,886)        72,240
                                                ------------   ------------   ------------
NET INCOME(LOSS).............................   $  (461,812)   $(2,370,461)   $   697,132
                                                ============   ============   ============



PRIMARY EARNINGS (LOSS) PER COMMON SHARE ....   $     (0.05)   $     (0.23)   $      0.06
                                                ============   ============   ============
NUMBER OF SHARES OUTSTANDING-PRIMARY.........    10,125,000     10,355,000     11,241,010
                                                ============   ============   ============
FULLY DILUTED EARNINGS PER SHARE ............                                 $      0.05
                                                                              ============
WEIGHTED AVERAGE NUMBER OF SHARE OUTSTANDING-
  FULLY DILUTED .............................                                  13,595,150
                                                                              ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996 AND 1997

                               RETAINED
                               COMMON                   ADDITIONAL    EARNINGS                 RECEIVABLE      TOTAL
                               STOCK                     PAID IN   (ACCUMULATED    UNEARNED       FROM     STOCKHOLDERS
                               SHARES        AMOUNT      CAPITAL       DEFICIT)  COMPENSATION  AFFILIATE     DEFICIT
                             -----------  -----------  -----------  -----------  -----------  -----------  ------------

BALANCE, December 20, 1995 .  5,355,000   $    5,355   $     --     $  233,090   $     --     $  (21,008)  $   217,437
                             -----------  -----------  -----------  -----------  -----------  -----------  ------------
Issuance of common stock ...  2,115,000        2,115         --           --           --           --           2,115
Issuance of restricted
  common stock .............  2,680,000        2,680         --           --         (2,680)        --            --
Forfeit of restricted
  common stock .............    (25,000)         (25)        --           --             25         --            --
Net income (loss)...........       --           --           --       (461,812)        --           --        (461,812)
dividends, $.01 per share ..       --           --           --        (60,000)        --           --         (60,000)
Advance to affiliate .......       --           --           --           --           --         (8,721)       (8,721)
Repayment from affiliate ...       --           --           --           --           --         10,000        10,000
Write-off ..................       --           --           --           --           --         19,729        19,729
                             -----------  -----------  -----------  -----------  -----------  -----------  ------------
BALANCE, December 31, 1995   10,125,000       10,125         --       (288,722)      (2,655)        --        (281,252)
                             -----------  -----------  -----------  -----------  -----------  -----------  ------------

Issuance of common stock to
  employees and directors ..     85,000           85         --           --           --           --              85
Conversion of 15%
  convertible notes ........    245,000          245      267,309         --           --           --         267,554
Restricted common stock
  - restrictions expired ...       --           --           --           --          2,005         --           2,005
Forfeit of restricted
  common stock .............   (100,000)        (100)        --           --            100         --            --
Net income (loss)...........       --           --           --     (2,370,461)        --           --      (2,370,461)
                             -----------  -----------  -----------  -----------  -----------  -----------  ------------
BALANCE, December 31, 1996 . 10,355,000       10,355      267,309   (2,659,183)  $     (550)  $     --     $(2,382,069)
                             -----------  -----------  -----------  -----------  -----------  -----------  ------------

Issuance of common stock        500,000          500         --           --           --           --             500
Issuance of common stock to
  employees and directors ..       --           --           --           --           --           --            --
Conversion of 15%
  convertible notes ........    436,003          436      407,861         --           --           --         408,297
Conversion of 18%
  notes ....................     39,085           39       39,046         --           --           --          39,085
Conversion of 14%
  mortgage note ............     85,922           86       85,836         --           --           --          85,922
Restricted common stock
  - restrictions expired ...       --           --           --           --            200         --             200
Forfeit of restricted
  common stock .............   (175,000)        (175)        --           --            175         --            --
Net income (loss)...........       --           --           --       697,132          --           --         697,132
                             -----------  -----------  -----------  -----------   -----------  -----------  -----------
BALANCE, December 31, 1997 . 11,241,010    $  11,241   $  800,052  $(1,962,051)   $     (175)  $    --     $(1,150,933)
                             ===========  ===========  ===========  ===========   ===========  ===========  ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996 AND 1997

                                                December 31,   December 31,   December 31,
                                                    1995           1996           1997
                                                  Audited        Audited       Unaudited
                                                ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (LOSS) ...........................   $  (461,812)   $(2,370,461)   $   697,132
                                                ------------   ------------   ------------
Adjustments to reconcile net income
 (LOSS) to net cash used in operating activities:
  Provision for uncollectible receivables ...        67,104        524,152        816,574
  Depreciation and amortization .............        56,099         86,134         93,964
  Issuance of common stock for compensation and
   interest .................................         2,115         24,644         91,351
  Interest converted to long-term debt ......          --           11,259           --
  Loss on disposal of assets ................          --           10,160           --
Change in assets and liabilities:
  Notes receivable - trade ..................      (104,302)      (847,912)    (1,048,157)
  Inventories ...............................       (17,028)       (36,490)         3,060
  Prepaid expenses ..........................        26,263         (3,793)        17,837
  Other assets ..............................       (52,418)       (12,270)      (107,095)
  Accounts payable and accrued liabilities ..       163,990        906,222        (97,203)
  Accounts payable to management and stockholders    43,945        376,794         (7,935)
  Unearned revenue ..........................       205,403        819,435       (374,482)
                                                ------------   ------------   ------------
       Total adjustments ....................       391,171      1,858,335       (612,086)
                                                ------------   ------------   ------------
       Net cash provided by (used in)
          operating activities ..............       (70,641)      (512,126)        85,046
                                                ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ........       (39,910)       (80,150)      (120,278)
  Proceeds from sale of property and equipment        4,178           --             --
  Advances to affiliate .....................        (8,721)          --             --
  Cash received from affiliate ..............        10,000           --             --
  Advances to employees and others ..........       (42,291)          --           (1,500)
  Collection of receivables from employees and
     others .................................        33,761         15,029          2,322
                                                ------------   ------------   ------------
       Net cash used in investing activities        (42,983)       (65,121)      (119,456)
                                                ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ..............          --          296,000        105,045
  Repayment of long-term debt ...............       (79,148)      (162,155)      (140,955)
  Proceeds from convertible notes ...........       150,000        445,000        140,000
  Dividends paid ............................       (60,000)          --             --
                                                ------------   ------------   ------------
     Net cash provided by financing activities       10,852        578,845        104,090
                                                ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS    (102,772)         1,598         69,680
                                                ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, beginning of period      145,099        42,327          43,925
                                                ------------   -----------    ------------
CASH AND CASH EQUIVALENTS, end of period ....   $    42,327    $   43,925     $   113,605
                                                ============   ===========    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.


SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest ..................................   $    85,630    $   94,267    $   80,232
                                                ============   ===========   ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:

During 1995, 1996 and 1997 the Company entered into various capital leases for equipment and software for $91,459, $41,870 and $24,501, respectively. During 1995, land and building held for disposition were returned to the previous owner for cancellation of the $218,483 mortgage. During 1996, long-term debt and accrued interest was converted to stock and paid in capital in the amount of $267,554 and $533,304 in notes and interest were converted to stock in 1997.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

Item   9.


                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997

(1) THE COMPANY AND ITS OPERATIONS:

Success Development International, Inc. ("the Company") was incorporated April 7, 1995 for the purpose of forming a holding company structure for two separate, but commonly owned, business ventures, The LeGrand Group, Inc. ("LeGrand") and Results Publishing, Inc. ("Results"). The Company also includes a wholly owned subsidiary, Telstar Consulting, Inc. ("Telstar").

LeGrand develops and sells a variety of real estate related education materials and conducts seminars on this topic. Results organizes and promotes general business conferences designed to provide participants with real estate and other home based business opportunities. Telstar conducts various telemarketing services for the Company. These operations are conducted throughout the United States and Canada.

On April 14, 1995, and December 20, 1995, the stockholders of LeGrand and Results, respectively, approved plans of merger to become wholly owned subsidiaries of the Company. Under the terms of the merger agreements, LeGrand and Results stockholders received, on a pro rata basis, 5,355,000 shares of the Company's common stock in exchange for all of the issued and outstanding shares of LeGrand and Results.

At the time of the merger, the majority stockholder of the Company was deemed to exercise effective control over both LeGrand and Results. As a result, the merger was accounted for as a transfer of assets among entities under common control in a manner similar to a pooling of interests whereby the historical bases of assets, liabilities and results of operations of LeGrand and Results have been combined retroactively in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (a) CASH AND CASH EQUIVALENTS--For purposes of the statement of cash flows, the Company considers all highly liquid assets purchased with an initial maturity of three months or less to be cash equivalents.

     (b) INVENTORIES--Inventories, consisting of education materials held for resale, are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

     (c) PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets and leased equipment and software is amortized over the useful life of the asset or the term of the lease, whichever is shorter. Estimated useful lives of property and equipment are as follows:

            Buildings                                   40 years
            Furniture, fixtures and equipment           5-7 years
            Vehicles                                    5 years
            Software                                    3 years

     Maintenance and repairs are expensed as incurred. Major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

     (d) ORGANIZATION COSTS--Organization costs are amortized using the straight-line method over a five year period.

     (e) REVENUE RECOGNITION--Revenues include products sold which entitle the purchaser to attend training seminars within one year after delivery of the product. Training seminar tuition is deferred and recognized only upon attendance or lapse of the one year time period. Other revenues are recognized as earned.

     (f) ADVERTISING--The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct response advertising consists primarily of direct mail with order response information. The capitalized costs of the advertising are amortized over the one month period following the mail-out campaign. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. At December 31, 1996 and 1997, advertising costs capitalized and reported as assets were $19,023 and $4,854, respectively. For the years ended December 31, 1996 and 1997, advertising expense was $667,533 and $269,031, respectively.

     (g) INCOME TAXES--Deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     (h) USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (such as the allowance for uncollectible notes receivable-trade and certain other accounts) and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (i) EARNINGS PER SHARE--Earnings per share amounts are based on the weighted average number of shares outstanding. The assumed conversion of the stock options and convertible debt do not result in material dilution for the years ended December 31, 1996 and 1997.

     (j) FINANCIAL STATEMENTS (Unaudited)--The accompanying financial statements for the period ended December 31, 1997 and related disclosures are unaudited. These unaudited condensed financial statements include all of the disclosures provided in the annual consolidated financial statements and have been prepared in accordance with Article 10 of Regulation S-X. The financial statements should be read in conjunction with the accompanying annual audited financial statements and footnotes thereto. In the opinion of the Company, all adjustments necessary to fairly present the financial position, results of operations, and cash flows have been reflected in the financial statements for the period ended December 31, 1997.

     (k) NEW ACCOUNTING STANDARDS--The following Statements of Financial Accounting Standards (SFAS) have been issued which have not yet been adopted by the company:

          SFAS No. 125. - "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of liabilities," requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered. The statement is effective for transfers and extinguishments occurring after December 31, 1996. Based on current activities, the Company believes the adoption of SFAS No. 125 will not have a material impact on the Company's results of operations of financial position.

          SFAS No. 128 - "Earnings Per Share," specifies new computation, presentation and disclosure requirements. The statement will be effective for both interim and annual periods ending after December 31, 1997. Management believes that the adoption of this statement will not have a material impact on the earnings per share presented.

          SFAS No. 130 - "Reporting Comprehensive Income" requires components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for financial statements for periods beginning after December 15, 1997. Management believes that the adoption of this statement will not have a material impact on the Company's results of operations of financial position.

          SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" requires reporting of financial and descriptive information about reportable operating segments. The statement will be effective for financial statements for periods beginning after December 15, 1997. Management believes that the adoption of this statement will not have a material impact on the

          Company's results of operations or financial position.

     (l) STOCK-BASED COMPENSATION--The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the employee stock options exceed the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
     (SFAS) No. 123, Accounting for Stock-Based Compensation.

(3) NOTES RECEIVABLE-TRADE:

Notes receivable are principally due from customers for financed sales of products and attendance at training seminars and are due on various dates through December 2001. The Company has imputed interest at 10% on non-interest bearing long-term notes receivable received in 1995. The discount is amortized and recognized as interest income over the term of the notes. Notes issued for 1996 and 1997 sales bear interest at 10% to 18%.

The following is a summary of notes receivable-trade as of December 31, 1995, 1996 and 1997:

                                                December 31,   December 31,   December 31,
                                                    1995           1996           1997
                                                ------------   ------------   ------------
Notes receivable-trade ......................   $   123,576    $   942,867    $ 1,990,370
Less discount ...............................        (9,211)          --             --
Less allowance for uncollectibles ...........       (25,065)      (529,807)    (1,366,145)
                                                ------------   ------------   ------------
Notes receivable-trade, net .................        89,300        413,060        624,225
Less: current portion of notes receivable ...        41,314        247,836        445,406
                                                ------------   ------------   ------------
Notes receivable - long-term portion ........   $    47,986    $   165,224    $   178,819
                                                ============   ============   ============

Additionally, Accounts Receivable is summarized as part of the Notes Receivable-Trade net current totals for $20,418 in 1997.

Future principal payments scheduled for collection as of December 31, 1996 and 1997, are as follows:

                                           December 31,   December 31,
             Year ending                       1996           1997
             ------------                  ------------   ------------
                 1997                      $   565,720    $     --
                 1998                          235,717      1,023,580
                 1999                          141,430        656,363
                 2000                             --          308,166
                 2001                             --            2,261
                                           ------------   ------------
                                           $   942,867    $ 1,990,370
                                           ============   ============

During the year ended December 31, 1996, the Company entered into an agreement with a financial institution for a one year term with options to renew whereby the Company can sell on an ongoing basis, notes receivable at discounts ranging from 5% to 32% of the total unpaid principal balance. The note receivable discount is calculated in accordance with a predetermined schedule. Under the terms of the agreement, a reserve fund, equal to 15% of the unpaid principal balance of all notes receivable purchased plus the percentage of any delinquent notes receivable outstanding in the portfolio, is established to offset any uncollectible notes receivable. The reserve fund is classified as restricted cash in the accompanying balance sheets. During 1996, the Company sold certain notes receivable with a face value of $311,981 under this agreement for cash in the amount of $199,337. The transaction resulted in a loss in the amount of $112,644.

(4) PROPERTY AND EQUIPMENT:

The following is a summary of property and equipment at December 31, 1995, 1996 and 1997:

                                               December 31,   December 31,   December 31,
                                                   1995           1996           1997
                                               ------------   ------------   ------------
Land .......................................   $   196,741    $   196,741    $   196,741
Buildings and improvements .................       716,818        723,656        723,656
Furniture, fixtures and equipment ..........       159,212        231,347        339,765
Vehicles ...................................        24,385           --             --
Computer software ..........................        34,848         77,895         89,769
                                               ------------   ------------   ------------
                                                 1,132,004      1,229,639      1,349,931
Less:  accumulated depreciation ............       (89,137)      (153,179)      (247,143)
                                               ------------   ------------   ------------
     Property and equipment, net ...........   $ 1,042,867    $ 1,076,460    $ 1,102,788
                                               ============   ============   ============

See Note (6) relative to rental properties included above.

The Company leases certain equipment and software under capital leases. The cost and related accumulated amortization on these assets at December 31, 1995, 1996 and 1997 are $91,459 and $13,459, and $133,329 and $41,452, and $144,750 and
$99,073 respectively. Some of the capital leases are personally guaranteed by a stockholder.

(5) LONG-TERM DEBT:

The following is a summary of long-term debt at December 31, 1995, 1996 and 1997:

                                                December 31,   December 31,   December 31,
                                                    1995           1996           1997
                                                ------------   ------------   ------------
Mortgage note payable in monthly
 installments of $3,438 of principal plus
 interest at prime plus 1.5% (9.75% and
 10% at December 31, 1996 and 1995,
 respectively) through December 2003,
 collateralized by property and equipment,
 guaranteed by a stockholder ................   $   330,001    $   288,750     $  247,489

Mortgage note payable in monthly
 installments of $3,458, including
 interest at prime plus 1.5%
 (9.75% and 10% at December 31, 1996
 and 1995, respectively,) through July
 2004, collateralized by property and
 equipment, guaranteed by a stockholder ....       249,888        228,850        218,284

Mortgage note payable in monthly
 installments of $1,553, including interest at
 14%, through July 2004, collateralized by
 property and equipment, guaranteed
 by a stockholder ..........................        92,318         86,770         79,853

Note payable, principal and accrued interest
 at 6% due December 1998, uncollateralized ..        79,000         79,000         79,000

Note payable to stockholder in monthly
 installments of $250, including interest
 at 18% through October 1996, collateralized by
 equipment ..................................         2,389           --             --

Convertible notes payable, bearing interest
 at 15%, payable and due in varying amounts,
 and dates, uncollateralized ................       150,000        336,261        167,199

Notes payable, bearing interest at 18%
 payable in varying amounts from August,
 1997 through October, 1999, certain notes
 receivable-trade pledged as collateral .....          --          251,943        173,213

                                       20


Obligations under capital leases
 with interest ranging from 10.74% to 24.58%
 payable in monthly installments ranging
 from $329 to $908 through May 2000,
 collateralized by software and equipment ...        79,977         98,974         66,961
                                                ------------   ------------   ------------
     Total ..................................       983,573      1,370,548      1,031,999
     Less:  current portion .................       840,900      1,073,717        837,473
                                                ------------   ------------   ------------
     Long-term debt, less current portion ...   $   142,673    $   296,831    $   194,526
                                                ============   ============   ============

Maturities of long-term debt for each of the next five years as of December 31, 1996 are as follows:

                                                               December 31,   December 31,
                                 Year ending                       1996           1997
                                 ------------                  ------------   ------------
                                     1997                      $ 1,073,717    $      --
                                     1998                          222,267        837,473
                                     1999                           68,481        101,538
                                     2000                            6,083         92,988
                                     2001                             --             --
                                     2002                             --             --
                                                               ------------   ------------
                                                               $ 1,370,548    $ 1,031,999
                                                               ============   ============

As discussed in Note 7, a stockholder assigned his interests in land trusts to the Company. The land trusts hold properties and are obligated on the related mortgages amounting to $672,207, $604,370 and $545,626 at December 31, 1995, 1996 and 1997, respectively. The transfer of the interest by the stockholder to the Company without written consent of the mortgagee violated the mortgage and security agreement. Also, the property taxes due on the properties have not been paid in accordance with the mortgage and security agreement. Under the terms of the agreement, the mortgagee may call the loan for violations of the agreements. Therefore, the entire amount of the loan balances have been classified as current in the accompanying balance sheets. Reference Note 13 Subsequent Events: refinancing of properties and buildings.

CONVERTIBLE NOTES--During 1995, 1996 and 1997, the Company issued $150,000, $445,000 and $140,000, respectively, of 15.0% convertible notes, which are payable 270 days from their date of issuance unless extended. They are due in varying amounts from February 1996 through May 1998. These notes are convertible into the Company's common stock at a conversion rate of one share of company common stock for each $1 principal amount of the notes. Conversion of the notes is subject to the legal registration of the shares or exemption from such registration.

NOTES PAYABLE--Certain notes receivable-trade have been pledged as collateral on notes payable.

CAPITAL LEASE OBLIGATIONS--Minimum future lease payments under capital leases (included in long-term debt) as of December 31, 1996 and 1997 for each of the next five years and in the aggregate are as follows:

                                                               December 31,   December 31,
                                 Year ending                       1996           1997
                                 ------------                  ------------   ------------
                                     1997                      $    46,681    $      --
                                     1998                           43,717         43,717
                                     1999                           29,375         37,802
                                     2000                            5,851         33,053
                                     2001                             --            5,270
                                  Thereafter                          --             --
                                                               ------------   ------------
Total minimum lease payments ...............                       125,624        119,842
Less: amount representing interest .........                        26,650         52,881
                                                               ------------   ------------
                                                               $    98,974    $    66,961
                                                               ============   ============

 (6) LEASES:

A portion of the Company's buildings are leased to tenants under operating leases through 1998 with several leases having options to renew for up to three years. The approximate costs and accumulated depreciation of property and equipment held for lease are $365,078 and $16,403 at December 31, 1996. A schedule of minimum future lease receipts under operating leases based on the rentals in effect at December 31, 1996, without regard to the exercise of renewal options, follows:

                                          December 31,   December 31,
            Year ending                       1996           1997
            ------------                  ------------   ------------
                1997                      $    71,760    $      --
                1998                           57,510         57,510
                1999                             --           35,994
                                          ------------   ------------
                                          $   129,270    $    93,504
                                          ============   ============

(7) RELATED PARTIES:

During 1995, the Company recognized bad debt expense of $19,729 on a receivable due from an affiliated company, wholly owned by the Company's majority stockholder.

Royalties or commissions were paid to four of the Company's stockholders during the years ended December 31, 1995, 1996 and 1997. These stockholders and their related companies have verbal contractual arrangements with the Company whereby they receive a percentage of the gross sales price of their companies' products sold at Company events. Royalty expenses recognized by the Company relating to these stockholders for the years ended December 31, 1995, 1996 and 1997 were approximately $98,000, $1,065,000 and $217,198, respectively. The product revenues recognized by the Company relating to these stockholders for the years ended December 31, 1995, 1996 and 1997 were approximately $187,000, $4,720,000 and $723,995, respectively. Approximately $44,000, $420,000 and $218,045 were due to these stockholders at December 31, 1995, 1996 and 1997, respectively.

A stockholder who is also on the Company's Board of Directors originally acquired the Company's land and buildings in his personal name as agent for the Company. He assigned his interests in these properties to land trusts and assigned his interests in the land trusts to the Company. He is the trustee for the land trusts. Accordingly, at December 31, 1995, 1996 and 1997, these properties with net book values of $873,898, $868,514 and $863,130, respectively are included as property and equipment in the accompanying financial statements. The mortgages related to these properties are still in the name of the director. The Company has been paying the mortgages since acquisition and intends to keep paying the mortgages. Accordingly, at December 31, 1995, 1996 and 1997, these mortgages with outstanding principal balances of $672,207, $604,370 and $545,626, respectively, are included as debt in the accompanying financial statements.

(8) FINANCIAL INSTRUMENTS, CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCY:

The Company's financial instruments include cash, notes receivable-trade, and long-term debt. Financial instruments that are exposed to concentration of credit risk consist primarily of cash and notes receivable-trade. Cash, at tithe amounts insured by the FDIC. The Company places its temporary cash investments in what management believes to be high quality financial institutions. At December 31, 1995, the cash bank balances of $93,035, were fully insured by the FDIC. At December 31, 1996, the cash bank balances of $44,407, were fully insured by the FDIC. At December 31, 1997, the cash bank balances of $90,458, were fully insured by the FDIC. Notes receivable-trade primarily represent uncollateralized receivables arising from financing arrangements granted to training seminar participants. Although the Company does not perform formal credit evaluations on these debtors, no single debtor represents a significant concentration of credit risk.

All of the Company's financial instruments are recorded at cost which is deemed to approximate fair value. Fair value of notes receivable was determined by applying the current interest rate at which similar notes would be made to borrowers with similar credit ratings. The determination of the fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

The Company derives a majority of its revenue through the sponsoring, promoting and selling of products, seminars and services which are developed by two related parties.

(9) STOCKHOLDERS' EQUITY:

LONG-TERM INCENTIVE PLAN--During 1995, the Company adopted a Long-Term Incentive Plan ("the Plan") which permits the issuance of stock options and restricted stock to employees of the Company and its subsidiaries. Directors and independent contractors of the Company and its subsidiaries are eligible to receive grants of restricted stock. The Plan reserves 7,500,000 shares of common stock for grants and provides that the term of each award be determined by the Board of Directors charged with administering the Plan.

As prescribed by the Plan, restricted stock awards are dependent upon the completion of a specified employment term and, in particular situations, the achievement of certain performance objectives. If a change in control of the Company occurs, then all restrictions on grants of restricted stock shall lapse as of the date such change in control occurs. The restricted shares are issued in the name of the participant and are either held by the Company or are deposited with a trust administered by the Board. Until the restrictions lapse, the participant is not entitled to vote or to receive dividends and the shares are restricted as to transferability and sale. If the conditions or terms under which an award is granted are not satisfied, the shares are forfeited. During 1995, the Company awarded 2,680,000 shares of restricted common stock to employees and directors under the Plan, of which 25,000 shares were forfeited upon the termination of a certain employee. During 1996, 100,000 shares were forfeited due to employment terms or performance objectives not met. As of December 31, 1996 and 1995, 1,670,000 and 2,655,000 shares of restricted stock were outstanding, respectively. Unearned compensation is recorded at $.001 per share which represents fair value as determined by an independent appraiser. The unearned compensation related to these shares is recorded as a separate component of stockholders' equity and is amortized over the life of the grant which is generally two years.

The Company's Stock Option Plan provides for the granting of incentive stock options and executive stock options to Plan participants at a price not less than the fair market value on the date the option is granted. Incentive stock options are to be treated as executive stock options if the fair market value of common stock with respect to such incentive stock options, exercisable for the first time by a plan participant during any calendar year, exceeds $100,000. Options become exercisable, in whole or in part, after completion of such periods of service as determined by the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. In the absence of the Board specifying the date such options become exercisable in the participant's stock option agreement, the options become exercisable in accordance with a predetermined schedule as prescribed in the Plan. If a change in control of the Company occurs, then all incentive stock options and executive stock options shall become fully exercisable. Stockholders whose ownership percentage exceeds 10 percent of the voting common stock are subject to an incentive stock option price of at least 110 percent of the fair market value of the stock at the time of the grant and such incentive stock options are not exercisable after the expiration of five years from the date such incentive stock option is granted. No incentive stock options or executive stock options were outstanding as of December 31, 1995.

During 1996, the Company granted 325,000 executive stock options and 400,000 incentive stock options to its employees. The executive stock options vest upon the completion of a two-year employment period commencing on the effective option agreement date. The effective option agreement dates ranged from January 30, 1996 to July 15, 1996. All executive stock options may be exercised at a price of $0.18 per common share and expire ten years after the effective option agreement date. The incentive stock options vest upon the completion of certain performance objectives. All incentive stock options may be exercised at a price of $0.18 per common share and expire ten years after the effective option agreement date. No options were exercised during the years ended December 31, 1996 and 1995.

The Company granted additional stock options amounting to 2,897,500 shares to employees and directors on April 1, 1997. The stock options vest upon the completion of a two year employment period or the occurrence of a public offering. The stock options may be exercised at a price of $.21 per common share and expire ten years after the effective date of the option agreement.

Pro Forma information as required by SFAS No. 123 for valuing stock options under the fair value method is not disclosed as there was no significant value to the options at the date of grant. Management believes application of SFAS No. 123 to future option grants will not have a significant impact on Pro Forma Earnings or financial position.

(10) INCOME TAXES:

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

The components of the deferred income tax assets and deferred income tax liabilities recorded on the balance sheet at December 31, 1996 are as follows:

                                                               December 31,
                                                                   1996
                                                               ------------

Deferred tax assets:
  Net operating losses                                         $   385,000
  Reserve for uncollectible accounts receivable                    135,000
  Related party accruals                                           110,000
                                                                -----------
                                                                   630,000
Deferred tax liability:
  Excess of tax over book depreciation and other                   (25,000)
                                                                -----------
                                                                   605,000
Valuation allowance                                               (605,000)
                                                                -----------
                                                                $     --
                                                                ===========

A valuation allowance was established for the deferred income tax asset because it is more likely than not that the deferred tax asset will not be realized.

The Company has approximately $2,000,000 in net operating loss carryovers, which primarily expire in years 2010 and 2011. Utilization of net operating loss carryovers is subject to separate return limitation year ("SRLY") restrictions for consolidated tax returns, and realization is dependent upon Results Publishing, Inc. and Telstar, Inc. generating sufficient separate taxable income to utilize the net operating losses.

(11) ACCOUNTING CHANGE:

The accompanying consolidated financial statements for the year ended December 31, 1995, have been retroactively restated for the effects of a change in the method of recognizing revenues on certain product sales. The Company sells products which entitle the purchaser to attend training seminars within one year of product delivery. The Company believes it is more appropriate to defer recognition of the revenue associated with the training seminar until the customer attends a training seminar or lapse of the time period.

The effect of the change was to increase net loss for the year ended December 31, 1995 by $313,797. The change had no effect on prior years because the Company began selling products which entitled the purchaser to attend training seminars within one year of product delivery in 1995.

(12) Management Plans:

As shown in the accompanying financial statements, the Company incurred a net income of $700 thousand during the year ended December 31, 1997. As of that date, the Company's current liabilities exceeded its current assets by approximately $2.6 million, partly due to uncertain conditions which the Company faces regarding the mortgages (as described in Note 7), Management of the Company has developed plans to restructure existing liabilities, reduce or delay expenditures, reduce personnel and undertake a direct public offering of the Company's stock (see "Subsequent Events").

(13) SUBSEQUENT EVENTS:

On December 15, 1997 the Company filed and on February 18, 1998 the Securities Exchange Commission accepted the filing, establishing an "Effective Registration" for an Initial Public Offering ("IPO"). The IPO was set for a minimum of 100,000 shares valued at $550,000 and a maximum of 500,000 shares valued at $2,750,000. On May 18th the minimum offering funds were released. The offering may continue until the maximum shares are sold or 1 year from the effective filing date or the company determines to close the offering.

Regarding Note 7 and Note 12, on May 29, 1998 the Company refinanced the buildings into the Company's ownership, thus securing the properties and buildings certainty and moving significant debt from current liability to long-term liability and strengthening the Company's financial condition.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS

     The following persons are the current executive officers and directors of the Company:

NAME                     AGE      POSITION

Daniel S. Pena, Sr.      52       Director & Chairman(1)
Shawn M. Casey           38       Chief Executive Officer, President, Secretary,
                                  Director & Vice-Chairman(1)
Raymond Rach             63       Director & Vice President(2)
Vicki L. Sessions        30       Vice President of Administration
Patricia D. Casey        46       Vice President of Materials Management
Ralph E. Vroman, Jr.     38       Chief Financial Officer
Jarrell D. Ormand        78       Director(3)
Hugh L. Carey            76       Director(3)

-----------------------------
(1)       Member of Executive Committee
(2)       Member of Audit Committee
(3)       Member of Compensation Committee

     Directors of the Company serve staggered three year terms, so that two directors are elected each year. Following is a brief description of the background of the officers and directors of SDI based on information provided by them to SDI.

     Daniel S. Pena, Sr., joined The LeGrand Group, Inc. in early 1995 as a director and Chairman of the Board. He became a director of SDI in April, 1995, and Chairman of the Board of SDI in November, 1995. Since 1992, Mr. Pena has been the controlling shareholder and chairman of Great Western Development Corporation, a publishing company. Mr. Pena founded Great Western Resources a publicly held natural resources company, in 1982 and served as its Chief Executive Officer and Chairman until 1992. From 1979 to 1982, Mr. Pena was chairman and CEO of JPK Industries, a natural resources company. From 1977 until 1979, Mr. Pena held the position of Vice President at the investment banking firm of Bear Stearns and Co. in Los Angeles, California, and from 1975 until 1977, that of Director of Financial Planning at Paine Webber Jackson & Curtis in Los Angeles, California. He was until recently a member of the board of trustees, California State University, Northridge, where he graduated in 1971 with a B.S. in Business Administration.

     Shawn M. Casey, Esq., joined The LeGrand Group, Inc. as General Counsel and Conference Director in January, 1995. Since November, 1995, he has served as President and Chief Executive Officer and Secretary of SDI. He became a director of SDI in April, 1995. In August, 1997, he was elected Vice-Chairman of the Board of Directors. From 1989 until 1994, Mr. Casey conducted a solo law practice in Pittsburgh, PA. focused primarily on real estate and business matters. At the same time, he was shareholder and President, was a shareholder and President of Emerald Settlement Services, Inc., a title insurance agency in Pittsburgh, Pennsylvania. He founded Dream Development Corporation in 1993 to sponsor and promote seminars, workshops and information products. He graduated from the University of Scranton in Pennsylvania with a B.A. in Communications in 1981, and received his Juris Doctor degree from Duquesne University in 1985.

     Raymond Rach joined The LeGrand Group, Inc., as President in January, 1993. Mr. Rach served as President of SDI from April, 1995 until November, 1995, when he became President of Telstar Consulting, Inc., the Company's telemarketing subsidiary, and a Vice President of SDI. He has served as a director of SDI since April, 1995. Prior to joining The LeGrand Group, Inc., Mr. Rach spent five years, from 1987 to 1992, as Executive Vice President with Budd Mayer Corporation, one of the nation's largest regional food brokerage firms.

     Jarrell D. Ormand joined SDI in July, 1996 as a Director. From 1963 to 1990, Mr. Ormand was the Chairman and Chief Executive of Ormand Industries, Inc., a publicly-traded American Stock Exchange company whose interests included advertising, container manufacturing, apparel, auto leasing, and electronics. From 1955 to 1958, Mr. Ormand was on the Board of Directors of the American Petroleum Institute of the Permian Basin (West Texas and New Mexico). Mr. Ormand is currently a director of Centinela Hospital, a nonprofit hospital based in California. Since 1990, Mr. Ormand has been retired.

     Governor Hugh L. Carey joined SDI in August, 1996 as a Director. From November 1974 to November 1982, Mr. Carey served as governor of the State of New York. From 1982 to December 31, 1995, Mr. Carey was an Executive of W.R. Grace & Co., a holding company. From January 1, 1996 to the present, Mr. Carey is Of Counsel to the law firms of Whitman Breed Abbott & Morgan and Heinrich Gordon Hargrove Weihe & James, P.A.

     Vicki L. Sessions joined The LeGrand Group, Inc. as Vice President of Administration in 1991 and currently serves in that position with SDI. Her responsibilities include Management of Customer Service, Data Entry and Accounts Receivable. From 1983 to 1991 she served as office manager for MIM Financial, Inc. She is the daughter of Ron LeGrand, founder of the LeGrand Group, Inc., and served a term as an officer and director of SDI.

     Patricia D. Casey joined SDI in January, 1996 as the purchasing manager. She was promoted to Vice President of Materials Management in February, 1997 and is responsible for purchasing, shipping, receiving, inventory, course production and building maintenance. From 1989 to 1994, Mrs. Casey was a shareholder and Vice President of Emerald Settlement Services, Inc., a title insurance agency in Pittsburgh, PA. She is the wife of Shawn M. Casey, an officer and director of SDI.

     Ralph E. Vroman, Jr. joined SDI in January, 1997 as Controller. In September, 1997, he was promoted to Chief Financial Officer. Prior to joining the Company, Mr. Vroman served as Controller for Dixie Sales Company, an international wholesale distributor for Polaroid Corporation, in Jacksonville, Florida, from 1994 to 1997. From 1986 to 1994, Mr. Vroman was a financial consultant with FLC Associates, in Tampa, Florida. He consulted to General Electric, General Motors, Publix, Schnucks and other large corporations. He is a Chartered Financial Analyst with multiple degrees in Business Administration, Finance, Economics, Computers and German.

KEY EMPLOYEE

     Ron LeGrand, 51, founded The LeGrand Group, Inc., in 1989. He was President and a Director of The LeGrand Group, Inc., until January, 1995 and President, Secretary, Treasurer and a Director of Results Publishing, Inc., until November 1995. He resigned as a Director of the Company in March, 1996. An active real estate entrepreneur, Mr. LeGrand has bought and sold more than 1,100 single family houses over the last 13 years. Based upon this personal experience, Mr. LeGrand developed many of the courses and programs offered by SDI today. In addition, Mr. LeGrand speaks nationally, teaching his real estate investing and management methodology at SDI's programs.

Item  11.

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
1       Agency Agreement between the Company and Attkisson, Carter & Akers


10.1    Executive Stock Option Agreement

10.2    Incentive Stock Option Agreement

10.3    Restricted Stock Agreement

10.4    Employment Agreement

10.5    Long Term Incentive Plan


23.1    Consent of James Moore & Co.

23.2    Consent of counsel