Form 10QSB
period 1998-06-30
SUCCESS DEVELOPMENT INTERNATIONAL INC
filed 1998-11-10
CIK 1020213

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                      For the Periods Ended June 30, 1998.

                                       or

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                          Commission File No. 333-42499

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                (Name of registrant as specified in its charter)

                   FLORIDA                          59-3307487
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

            9799 OLD ST. AUGUSTINE ROAD, JACKSONVILLE, FLORIDA 32257
                 (Address number of principal executive offices)

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period(s) that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this for 10-QSB. [X]

      The aggregate book value of Common Stock held of the Registrant on June 30, 1998 was (505,112), based on shares outstanding for the Common Stock on such date. For the purpose of this computation, all restricted issues have been included. Such shares may not have, in fact, been issued.

      The number of shares outstanding of the Registrant's Common Stock on June 30, 1998 was 11,491,678 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       Form SB-2/A Registration Statement.
              Form 10-KSB for Fiscal Year Ended December 31, 1997.

                                    TABLE OF CONTENTS


                                          PART I

Item  1.    BUSINESS ............................................... 3


                                         PART II


Item  2.    SUBMISSION MATTERS TO A VOTE OF SHAREHOLDERS............ 3

Item  3.    SELECTED FINANCIAL DATA ................................ 4

Item  4.    MANAGEMENT DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......... 4

                                         PART F/S

Item  5.    CONSOLIDATED FINANCIAL STATEMENTS ...................... 7

Item  6.    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .............13

                                         PART III

Item  7.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT .........22

Item  8.    ENDORSEMENTS ...........................................24

Item  9.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-KSB .................................25

PART  I

ITEM  1. BUSINESS

General

   Success Development International, Inc. was incorporated in Florida in 1995 to serve as a holding company for its five operating subsidiaries, The LeGrand Group, Inc. ("LGI"), Results Publishing, Inc. ("RPI"), Telstar Consulting, Inc. ("TCI"), SDI Direct Corporation ("SDC") and SDI Internet Services, Inc. ("SIS").

   The LeGrand Group, Inc. was founded in 1989 and incorporated in Florida in 1991 for the purpose of marketing and distributing information about real estate investment.

   Results Publishing, Inc. was incorporated in Nevada in 1995 for the purpose of sponsoring workshops and seminars about the LeGrand Group, Inc.'s financial products and business opportunities.

   Telstar Consulting, Inc. was incorporated in Nevada in 1995 for the purpose of supplying telemarketing sales for the LeGrand Group, Inc. and other third party products and services.

   SDI Direct Corporation was incorporated in 1998 as a wholly owned subsidiary of the Company. SDI Direct was formed to create and market products and services primarily through television infomercials. SDI Direct developed and began testing its first infomercial during the third quarter of 1998.

   The Company provides information, education, financial and other services to small businesses and their owners. The services offered by the Company include a magazine, a variety of seminars, conferences, home study courses, hands-on training events in the areas of real estate investment and management, marketing, business structuring and planning, and income tax planning. Additional specialty services include mortgage lending, equipment leasing, factoring accounts receivable and business lines of credit. The products and services provided by the company are designed to enable its customers to create, increase and maintain financial wealth.

   The Company strives to provide business consumers with information that can be used independently or, at the purchaser's option, with assistance from workshop leaders. The Company believes that its ability to teach this information in an understandable, easy-to- follow format together with its ongoing support system for customers has enabled it to reach its current financial position. Maintaining its commitment to quality customer support and building ongoing relationships with customers is necessary, in the Company's opinion, to achieve rapid expansion and long-term profitability.

   The Company sells its products and services to a broad spectrum of individuals and entities from beginning entrepreneurs seeking skills to achieve financial independence to experienced entrepreneurs looking to enhance their existing plans and protect existing assets. The products and services are sold through several mediums, including direct mail, telemarketing, Internet, periodical advertising, radio, television, direct sales and customer referral.

   The Company's executive offices are located at 9799 Old St. Augustine Road, Jacksonville, Florida 32257, and its phone number is (904) 886-2985.

PART II

ITEM 2. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDERS MATTERS BROKER-DEALER

     We have entered into an Agency Agreement (the "Agreement") with Attkisson, Carter & Akers, Incorporated, a registered securities broker-dealer (the Broker-Dealer"). Under the Agreement, we are employing the Broker-Dealer as our exclusive agent to sell our stock on a "best efforts -- 100,000 Share minimum -- 500,000 Shares maximum" basis. All subscription payments will be deposited into an escrow account at First Union National Bank, Corporate Trust Group, 225 Water Street, 3rd Floor, Jacksonville, FL 32202, (904) 361-3174. All subscribers' checks will be made payable to First Union National Bank, as escrow agent. The Broker-Dealer will transmit such checks directly to the escrow agent by noon of the next business day after receipt. If the Minimum is not obtained within 3 months after the date of this Prospectus, all proceeds deposited in the escrow account will be promptly refunded in full, with interest, but without any deduction for expenses.

     If the Minimum is raised, no interest will be paid to subscribers, and interest earned during the escrow period will be paid to the Company. All funds held in the escrow account will be invested in an interest bearing bank account. Upon raising the Minimum amount, the escrow shall be terminated, subscribers will become Shareholders and all additional proceeds from the sale of shares will go directly to the Company.

     During the Escrow Period, all subscription payments for shares must be delivered by the Broker-Dealer to the Escrow Agent. A written confirmation along with a copy of the Share Purchase Agreement will be mailed by the Broker-Dealer to each subscriber or purchaser within fifteen business days of receipt by the Broker-Dealer. Stock certificates will not be issued to subscribers until such time as the funds are released from the escrow account to SDI. During the Escrow Period, subscribers will have no right to a return of their payment.

     The offering will continue until subscriptions for all 500,000 shares offered are received, or until six months from the effective date of the Offering or until the Broker- Dealer and the Company mutually agree to terminate the Offering, whichever event first occurs.

     Subject to sale of the minimum of 100,000 shares prior to the termination of the Offering, the Company has agreed to pay the Broker-Dealer a sales commission of ten percent. The Broker-Dealer may offer the shares through other dealers who are members of the National Association of Securities Dealers, Inc., and may grant concessions to or otherwise allow such dealers such proportion of the ten percent commission as the Broker- Dealer may consider proper.

     The Company has agreed to provide to the Broker-Dealer for no consideration options (the "Options") to purchase up to 50,000 shares at an exercise price of $5.50 per share on the basis of one Option for each ten shares sold in the Offering. The Options are exercisable during the five year period commencing on the date of this prospectus (the "Option Exercise Term"). During the Option Exercise Term, the holders of the Options are given, at no cost, the opportunity to profit from a rise in the market price of the Company's Common Stock. To the extent that the Options are exercised, dilution to the interest of the Company's Shareholders will occur. The Options will not be transferred, assigned, pledged or hypothecated for a period of one year from the effective date of this offering except to officers or partners of the Broker-Dealer and members of any selling group and/or their officers or partners. Further, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of the Options can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the Options. Any profit realized by the Broker-Dealer on the exercise of the options and the ensuing sale of the underlying shares of Common Stock may be deemed additional compensation to the Broker-Dealer.

     The Company expects to pay up to $15,000 in accountable expenses to the Broker-Dealer to cover legal expenses and other costs of the Offering.

     The Company has agreed to indemnify the Broker-Dealer against liabilities incurred by the Broker-Dealer by reason of any untrue statement of a material fact contained in the prospectus or by reason of the omission of a material fact necessary in order to make the statements in the prospectus, in light of the circumstances, not misleading, where such information relates to or was furnished by the Broker-Dealer in writing.

ITEM   3.  LEGAL PROCEEDINGS

     As of the date of this Prospectus, there is no pending material litigation involving the Company.

GOVERNMENT REGULATION

     SDI's business is subject to regulation under the Telemarketing and Consumer Fraud and Abuse Prevention Act and state laws applicable to telemarketing activities. See "Risk Factors." Management believes that it is in substantial compliance with all of the foregoing federal and state laws and the regulations promulgated thereunder. Any claim that we were not in compliance could result in judgments or consent agreements that required the Company to modify its marketing program. In the worst cases, enforcement of fraud laws can result in forcing a business to close and to subject the business and its management and employees to be subject to criminal prosecution and civil damage actions.

EMPLOYEES

     As of June 30, 1998, SDI had 37 full time employees and 17 part-time employees. We also use approximately 15 independent contractors. SDI's employees are not represented by a labor union and are not subject to any collective bargaining arrangement. The Company has never experienced a work stoppage and we believe that it has good relations with its employees and contractors.

ITEM 4. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM  5. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

   No matters were submitted to a vote of the shareholders from the Company during the second quarter of 1998.

ITEM  6. SELECTED FINANCIAL DATA


                         SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                               CONSOLIDATED BALANCE SHEETS
                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1997 AND 1998

                                                 JUNE 30,       JUNE 30,       JUNE 30,
                                                   1996           1997           1998
                                                UNAUDITED      UNAUDITED      UNAUDITED
                                               ------------   ------------   ------------
Balance Sheet Data:
   Working capital (net unearned revenue)....   $(   41,748)   $(1,962,739)   $(738,084)
   Total assets .............................     2,400,250      1,945,116     2,016,971
   Total debt ...............................     1,874,696      3,618,462     2,985,102

Operating Statement Data:
   Operating revenue ........................     3,833,289      3,878,804     2,502,648
   Operating expenses .......................     3,480,201      3,449,592     2,765,995
   Other revenue (expenses) net .............            56         21,385       (12,521)

Cash Flow Data:
   Operating activities .....................      (160,017)        53,801      (162,374)
   Investing activities .....................       (48,941)      (141,382)      (25,682)
   Financing activities .....................       365,796        131,728       159,899

Shareholders' Equity Data:
   Shareholders' equity (deficit) ...........   $   525,554     (1,446,332)     (735,342)
   Shares Outstanding .......................    10,330,000     10,974,000    11,487,296


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

   We realized significant improvement in our sales during 1996 and 1997 as well as significant improvement in our Balance Sheet and financial strength in 1998, primarily as a result of our expanded marketing efforts during 1996 and early 1997, in which we incurred substantially higher levels of marketing expenditures. Our net sales increased by 110.14% in 1996 and by 9.82% in 1997, when compared to 1995 and 1996, respectively. We will continue to seek further improvement in sales and profit over time as we are able to take advantage of the increased marketing staff and marketing budget, as more internally developed products become available for sale, and as economies of scale are achieved as we continue to grow.

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

RESULTS OF OPERATIONS.

   The following discussion and analysis of the Company's consolidated results of operations for the years ended June 30, 1997 and 1998 is based upon, and should be read in conjunction with, the financial information set forth in the Consolidated Financial Statements, including their notes, included elsewhere in this report.

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

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1998.

   Operating revenue decreased $1,376,156, or 35.48%, to $2,502,648 in 1998 from $3,878,804 in 1997. The decrease resulted primarily from the Company's focus on restructuring the company's internal systems and developing its new products and services.

   Cost of product sales and direct operating expenses decreased $882,958, or 46.18%, to $1,029,191 in 1998 from $1,912,149 in 1997. The decrease resulted primarily from the more effective financial cost controls. Inventory is reported based on physical counts with allocation for overages, shrinkages and product returns.

   Royalties and costs to authors and speakers decreased $501,443, or 57.16% to $375,772 in 1998, from $877,215 in 1997. The decrease resulted from the acquisition of certain products for which no further royalty payments are due and the renegotiation of certain other royalty agreements.

   General and administrative expenses increased $692,267, or 112.89%, to $1,305,516 in 1998 from $613,249 in 1997. The increase in expenses was attributable to the upstart of two additional enterprise operations.

   Depreciation and amortization expenses increased $8,538, or 18.17%, to $55,517 in 1998 from $46,979 in 1997. The increase resulted primarily from the acquisition of additional equipment through capital leases.

   Rent and other income decreased $28,906, or 47.00%, to $32,595 in 1998 from $61,501 in 1997. The decrease resulted primarily from an decrease in earnings from miscellaneous company owned investments.

   Interest expense increased $4,999, or 12.46%, to $45,116 in 1998 from $40,116 in 1997, primarily attributed to the new various notes payable and accrued interest.

   Liquidity and capital resources have traditionally been financed through operating cash flow, private placement of convertible debt and issuance of stock.

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

   Operating activities used $162,196 in cash for 1998 as compared to cash provided by operating activities of $273,204 in 1997. The cash used by operating activities resulted from the start up of two additional and new business activities-SDI Direct Corporation in the second quarter and SDI Internet Services Inc. in the third quarter.

   During 1997 and 1998 our investing activities consisted primarily of investment in property and equipment representing net cash used in 1997 of $141,382 and $25,682 for 1998. 1998 investment activities were represented by lease swaps on equipment upgrades.

   Financing activities in 1996 we issued $445,000 of convertible notes which are payable 270 days from the date of their issuance. In 1997 we issued an additional $140,000 in convertible notes. All notes are convertible into our Common Stock at a conversion rate of one share of Common Stock for each $1.00 of principal amount of the notes. The conversion of the notes is subject to the legal registration of the shares issuable upon conversion or an applicable exemption from such registration. From January 1, 1996 through June 30, 1997, we have allowed the holders of notes totaling $266,294 to convert those notes into Common Stock in exchange for cancellation of the debt. $266,294 in notes payable have been converted to 294,010 shares of common stock through June 30, 1997. $102,163 in notes payable have been converted to 139,000 shares of common stock through June 30, 1998.

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

PART F/S

Item  8. FINANCIAL STATEMENTS


                          FINANCIAL DEPARTMENTS' REPORT

The Board of Directors of
Success Development International, Inc.:

We have prepared the accompanying consolidated balance sheets of Success Development International, Inc. and subsidiaries as of June 30, 1996, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the periods then ended.

We prepared our statements in accordance with the instructions to Form 10-QSB and therefore omit or condense certain footnotes and other information. The Form 10-QSB requires that we plan and perform with reasonable assurance about whether the financial statements are free of material misstatement. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 1996 which are included in For 10-KSB, dated for year end December 31, 1997 and Form SB-2 dated for February 18, 1998. We believe that our financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Success Development International, Inc. and subsidiaries as of June 30, 1996, 1997 and 1998 and the results of their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles and the instructions for the Form 10-QSB which may take precedence.

Ralph E. Vroman, Jr., Chief Financial Officer
Jacksonville, Florida
November 2, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of
Success Development International, Inc.:

We have audited the accompanying consolidated balance sheets of Success Development International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

James Moore & Co., P.L.
Holly Hill, Florida
September 18, 1997

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                    AND PERIODS ENDED JUNE 30, 1997 AND 1998

                                            DECEMBER 31    DECEMBER 31        JUNE 30        JUNE 30
                ASSETS                             1996           1997           1997           1998
CURRENT ASSETS                                  AUDITED      UNAUDITED      UNAUDITED      UNAUDITED
                                           -------------  -------------    -----------   ------------
     Cash and cash equivalents ...........   $       800    $    31,326    $     9,715    $   111,862
     Restricted Cash .....................        43,045         82,279         18,367          6,933
     Current portion of notes receivable-
      trade, net .........................       247,836        465,824        213,833        491,181
     Inventories .........................        75,218         72,158         50,496        104,813
     Prepaid expenses ....................        28,982         11,145        154,317         21,257
                                             -----------    -----------    -----------    -----------
               Total current assets ......       395,961        662,732        446,727        736,046
                                             -----------    -----------    -----------    -----------
PROPERTY AND EQUIPMENT, net ..............     1,076,460      1,102,788      1,018,099      1,077,262
                                             -----------    -----------    -----------    -----------
OTHER ASSETS
     Notes receivable-trade, less
      current portions, net ..............       165,224        178,819        352,048        158,738

     Receivables from employees and others        10,500          9,678          8,399          9,467

     Organizational costs and other ......        54,819        161,914        119,842        163,384
                                             -----------    -----------    -----------    -----------
               Total other assets ........       230,543        350,411        480,289        331,589
                                             -----------    -----------    -----------    -----------
TOTAL ASSETS .............................   $ 1,702,964    $ 2,115,931    $ 1,945,114    $ 2,144,897
                                             ===========    ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable and accrued expenses   $ 1,149,121    $ 1,051,918    $ 1,281,098    $   913,628

     Accounts payable to management
      and Shareholders ...................       420,736        412,804        282,572        345,921

     Current portion of long-term debt ...     1,073,717        837,473        929,136        214,581
     Unearned revenue ....................     1,144,625        770,143      1,036,421        635,235
                                             -----------    -----------    -----------    -----------
               Total current liabilities .     3,788,202      2,996,321      3,529,226      2,109,365
                                             -----------    -----------    -----------    -----------
LONG-TERM DEBT, less current portion .....       296,831        194,526        346,710        770,873
                                             -----------    -----------    -----------    -----------
               Total liabilities .........     4,085,033      3,266,864      3,875,937      2,880,239
                                             -----------    -----------    -----------    -----------
COMMITMENTS AND CONTINGENCIES
(Notes 6, 9, 11, and 12)
SHAREHOLDERS' EQUITY
     Common stock, $.001 par value;
      12,000,000 and 25,000,000
      shares authorized in 1995
      and 1996, respectively,
      10,125,000 and 10,355,000 shares
      issued and outstanding in 1995
      and 1996, respectively .............        10,355         11,241         10,680         11,487


     Additional paid in capital ..........       267,309        800,052        267,309      1,491,266
     Accumulated earnings (deficit) ......    (2,659,183)    (1,962,051)    (1,208,587)    (2,237,920)
     Unearned compensation -
      restricted stock ...................          (550)          (175)          (225)          (175)
                                             -----------    -----------    -----------    -----------
          Total Shareholders' equity
           (deficit) .....................    (2,382,069)    (1,150,933)    (1,930,823)      (735,342)
                                             -----------    -----------    -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY .................................   $ 1,702,964    $ 2,115,931    $ 1,945,114    $ 2,144,897
                                             ===========    ===========    ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                    AND PERIODS ENDED JUNE 30, 1997 AND 1998

                                        DECEMBER 31    DECEMBER 31          JUNE 30         JUNE 30
                                               1996           1997             1997            1998
OPERATING REVENUE:                          AUDITED      UNAUDITED        UNAUDITED       UNAUDITED
                                       -------------  -------------    -------------   -------------
    Product sales and tuition ......   $  5,778,301    $  6,345,837    $  3,878,804    $  2,502,648
                                       ------------    ------------    ------------    ------------
OPERATING EXPENSES:
    Cost of product sales and direct
     operating expenses ............      3,116,217       2,993,302       1,912,149       1,029,191

    Royalties ......................      2,159,148       1,190,071         877,215         375,772
    General and administrative .....      2,750,377       1,443,608         613,249       1,305,516
    Depreciation and amortization ..         86,134          93,964          46,979          55,517
                                       ------------    ------------    ------------    ------------
               Total operating .....      8,111,876       5,720,945       3,449,592       2,765,995
                expenses
                                       ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS .............     (2,333,575)        624,892         429,212        (263,347)
                                       ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
     Rent and other income .........        127,179         152,472          61,501          32,595
     Interest expense ..............       (153,905)        (80,232)        (40,116)        (45,116)
     Loss on disposal of asset .....        (10,160)           --              --              --
                                       ------------    ------------    ------------    ------------
               Total other income ..        (36,886)         72,240          21,385         (12,521)
                (expense)
                                       ------------    ------------    ------------    ------------
NET INCOME (LOSS) ..................   $ (2,370,461)   $    697,132    $    450,596    $   (275,868)
                                       ============    ============    ============    ============



PRIMARY EARNINGS (LOSS) PER
 COMMON SHARE ......................   $      (0.21)   $       0.06    $       0.04    $      (0.02)
NUMBER OF SHARES OUTSTANDING-PRIMARY     10,355,000      11,241,010      11,680,000      11,487,296
                                       ============    ============    ============    ============
FULLY DILUTED EARNINGS PER SHARE ...                   $       0.05    $       0.03    $      (0.02)
WEIGHTED AVERAGE NUMBER OF SHARE
 OUTSTANDING-FULLY DILUTED .........                     13,595,150      14,023,413      13,865,502
                                                       ============    ============    ============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF ShareholderS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                    AND PERIODS ENDED JUNE 30, 1997 AND 1998


                                                              RETAINED                                       TOTAL
                                                COMMON      ADDITIONAL       EARNINGS                 SHAREHOLDERS
                                                 STOCK         PAID IN   (ACCUMULATED      UNEARNED         EQUITY
                                  SHARES         AMOUNT        CAPITAL       DEFICIT)  COMPENSATION       (DEFICIT)
                             -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, December 31, 1995    10,125,000    $    10,125           --     $  (288,722)   $    (2,655)   $  (281,252)
                             -----------    -----------    -----------   -----------    -----------    -----------
Issuance of common stock .        85,000             85           --            --             --               85
Issuance of common stock
  from conversion of debt        245,000            245        267,309          --             --          267,554
Restricted common stock -
 restrictions expire .....          --             --             --            --            2,005          2,005

Forfeit of restricted -
 common stock ............      (100,000)          (100)          --            --              100           --

Net income (loss) ........          --             --             --     $(2,370,461)          --      $(2,370,461)
                             -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, December 31, 1996    10,355,000    $    10,355    $   267,309   $(2,659,183)   $      (550)   $(2,382,069)
                             -----------    -----------    -----------   -----------    -----------    -----------
Issuance of common stock .       500,000            500           --            --             --              500
Issuance of common stock
 from conversion of debt .       561,010            561        532,743          --             --          533,304

Restricted common stock -
 restrictions expire .....          --             --             --            --              200            200
Forfeit of restricted -
 common stock ............      (175,000)          (175)          --            --              175            175

Net income (loss) ........          --             --             --     $   697,132           --      $   697,132
                             -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, December 31, 1997    11,241,010    $    11,241    $   800,052   $(1,962,051)   $      (175)   $(1,150,933)
                             ===========    ===========    ===========   ===========    ===========    ===========



                             -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, December 31, 1996    10,355,000    $    10,355    $   267,309   $(2,659,183)   $      (550)   $(2,382,069)
                             -----------    -----------    -----------   -----------    -----------    -----------
Issuance of common stock .       500,000            500           --            --             --              500
Issuance of common stock
 from conversion of debt .          --             --             --            --             --             --

Restricted common stock -
 restrictions expire .....          --             --             --            --              150            150
Forfeit of restricted -
 common stock ............      (175,000)          (175)          --            --              175           --

Net income (loss) ........          --             --             --     $   450,596           --      $   450,596
                             -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, June 30, 1997 ...    10,680,000    $    10,680    $   267,309   $(2,208,587)   $      (225)   $(1,930,823)
                             ===========    ===========    ===========   ===========    ===========    ===========


                             -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, December 31, 1997    11,241,010    $    11,241    $   800,052   $(1,962,052)   $      (175)   $(1,446,332)
                             -----------    -----------    -----------   -----------    -----------    -----------
Issuance of common stock .       107,145            107        589,190          --             --          589,298
Issuance of common stock
 from conversion of debt .       139,000            139        102,024          --             --          102,163

Restricted common stock -
 restrictions expire .....          --             --             --            --             --             --
Forfeit of restricted -
 common ..................          --             --             --            --             --             --

Net income (loss) ........          --             --             --        (275,869)          --         (275,869)
                             -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, June 30, 1998 ...    11,487,296    $    11,492    $ 1,491,266   $(2,237,920)   $      (175)   $  (735,342)
                             ===========    ===========    ===========   ===========    ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                    AND PERIODS ENDED JUNE 30, 1997 AND 1998

                                                DECEMBER 31    DECEMBER 31        JUNE 30        JUNE 30
                                                       1996           1997           1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES                AUDITED      UNAUDITED      UNAUDITED      UNAUDITED
                                                -----------    -----------    -----------    -----------
     Net income (LOSS) ......................   $(2,370,461)   $   697,132    $   450,596    $   (69,744)
                                                -----------    -----------    -----------    -----------
Adjustments to reconcile net income (LOSS) to
  net cash used in operating activities

     Provision for uncollectible receivables        524,152        816,574        128,226        222,496

     Depreciation and amortization ..........        86,134         93,964         46,979         83,275

     Issuance of common stock for
      compensation and interest .............        24,644         91,351            500        102,024

     Interest converted to long-term debt ...        11,259           --             --             --

     Loss on disposal of assets .............        10,160           --             --             --

Change in assets and liabilities:

     Notes receivable - trade ...............      (847,912)      (152,821)       145,664

     Inventories ............................       (36,490)         3,060        (24,722)          (925)

     Prepaid expenses .......................        (3,793)        17,837       (125,335)       (15,000)

     Other assets ...........................       (12,270)      (107,095)       (65,023)          (735)

     Accounts payable and accrued liabilities       906,222        (97,203)        44,764       (250,590)

     Accounts payable to management
      and Shareholders ......................       376,794         (7,935)      (138,164)       (75,321)

     Unearned revenue .......................       819,435       (374,482)       108,204       (303,340)
                                                -----------    -----------    -----------    -----------

     Total adjustments ......................     1,858,335       (612,086)      (177,392)       (92,452)
                                                -----------    -----------    -----------    -----------

        Net cash provided (used) in
         operating activities ...............      (512,126)        85,046        273,204       (162,196)

                                                -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment .....       (80,150)      (120,278)       (27,474)       (25,682)

     Proceeds from sale of property
      and equipment .........................          --             --             --             --

     Advances to employees and others .......          --           (1,500)          --           (1,500)

     Collection of receivables from
      employees and others ..................        15,029          2,322          2,101          1,321

                                                -----------    -----------    -----------    -----------
        Net cash used in investing activities       (65,121)      (119,456)      (141,382)       (25,682)
                                                -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt ...........       296,000        105,045         93,624        887,520

     Repayment of long-term debt ............      (162,155)      (140,955)      (267,299)      (727,621)

     Proceeds from convertible notes ........       445,000        140,000         90,000           --

     Dividends paid .........................          --             --             --             --
                                                -----------    -----------    -----------    -----------
         Net cash provided by
          financing activities ..............       578,845        104,090       (263,675)       159,899

                                                -----------    -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS .......................         1,598         69,680        (15,843)       (27,978)
                                                -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
 beginning of period ........................        42,327         43,925         43,925        113,605
                                                -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
 end of period ..............................        43,925        113,605         28,082        118,795
                                                ===========    ===========    ===========    ===========

         The accompanying notes to consolidate financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                    AND PERIODS ENDED JUNE 30, 1997 AND 1998


SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION      DECEMBER 31     DECEMBER 31          JUNE 30          JUNE 30
                                                           1996            1997             1997             1998
CASH FLOWS FROM OPERATING ACTIVITIES                    AUDITED       UNAUDITED        UNAUDITED        UNAUDITED
                                                    -----------     -----------     ------------     ------------
Cash paid during the year for interest              $    94,267      $   80,267      $    28,456      $    39,285
                                                    ===========     ===========     ============     ============

 NON CASH INVESTING AND FINANCING ACTIVITIES:

 During 1995 and 1996, the Company entered into various capital leases for equipment and software for $91,459 and $41,870, respectively. During 1995, land and building held for disposition were returned to the previous owner for cancellation of the $218,483 mortgage. During 1996, long-term debt and accrued interest was converted to stock and paid in capital in the amount of $267,554. The accompanying notes to consolidated financial statements are an integral part of these statements.



         The accompanying notes to consolidate financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

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

LeGrand develops and sells a variety of real estate related education materials and conducts seminars on this topic. Results organizes and promotes general business conferences designed to provide participants with real estate and other home based business opportunities. Telstar conducts various telemarketing services for the Company. These operations are conducted throughout the United States.

On April 14, 1995, and December 20, 1995, the Shareholders of LeGrand and
  Results, respectively, approved plans of merger to become wholly owned subsidiaries of the Company. Under the terms of the merger agreements, LeGrand and Results Shareholders received, on a pro rata basis, 5,355,000 shares of the Company's common stock in exchange for all of the issued and outstanding shares of LeGrand and Results.

At the time of the merger, the majority Shareholder of the Company was deemed to exercise effective control over both LeGrand and Results. As a result, the merger was accounted for as a transfer of assets among entities under common control in a manner similar to a pooling of interests whereby the historical bases of assets, liabilities and results of operations of LeGrand and Results have been combined retroactively in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      (a) CASH AND --For purposes of the statement of cash flows, the Company considers all highly liquid assets purchased with an initial maturity of three months or less to be cash equivalents.

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

            Buildings                                             40 years
            Furniture, fixtures and equipment                     5-7 years
            Vehicles                                              5 years
            Software                                              3 years


Maintenance and repairs are expended as incurred. Major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

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

      (f) ADVERTISING--The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct response advertising consists primarily of direct mail with order response information. The capitalized costs of the advertising are amortized over the one month period following the mail-out campaign. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. At December 31, 1996 and 1995, advertising costs capitalized and reported as assets were $19,023 and $19,583, respectively. For the years ended December 31, 1996 and 1995, advertising expense was $667,533 and $255,919, respectively.

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

      (i) Earnings Per Share - Earnings per share amounts are based on the weighted average number of shares outstanding. The assumed conversion of the stock options and convertible debt do not result in material dilution for the years ended December 31, 1996 and 1995.

      (j) Interim Financial Statements (Unaudited) - The accompanying financial statements for the interim periods ended June 30, 1997 and 1998 and related disclosures are unaudited. These unaudited condensed interim financial statements do not include all of the disclosures provided in the annual consolidated financial statements and have been prepared in accordance with
Article 10 of Regulation S-X. The Interim financial statements should be read in conjunction with the accompanying annual audited financial statements and footnotes thereto. In the opinion of the Company, all adjustments necessary to fairly present the financial position, results of operations, and cash flows have been reflected in the financial statements for the periods ended June 30, 1997 and 1998. Results for the interim period June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

      (k) New Accounting Standards - The following Statements of Financial Accounting Standards (SFAS) have been issued which have not yet been adopted by the company:


      SFAS No. 125. - "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of liabilities," requires and entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered. The statement is effective for transfers and extinguishments occurring after December 31, 1996. Based on current activities, the Company believes the adoption of SFAS No. 125 will not have a material impact on the Company's results of operations of financial position.

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

(l) Stock-Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the employee stock options exceed the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

(3) NOTES RECEIVABLE - TRADE:

Notes receivable are principally due from customers for financed sales of products and attendance at training seminars and are due on various dates through December 1999. The Company has imputed interest at 10% on non-interest bearing long-term notes receivable received in 1995. The discount is amortized and recognized as interest income over the term of the notes. Notes issued for 1996 sales bear interest at 10% to 15%.

The following is a summary of notes receivable-trade as of December 31, 1996 and 1997:


                                                        1996            1997
                                                   -----------      -----------
Notes receivable-trade .......................     $   942,867      $ 1,990,370
Less discount ................................            --               --
Less allowance for uncollectibles ............        (529,807)      (1,366,145)
                                                   -----------      -----------
Notes receivable-trade, net ..................         413,050          624,225
Less: current portion of notes receivable ....         247,836          445,406
                                                   -----------      -----------
Notes receivable - long term portion .........     $   165,224      $   178,819
                                                   ===========      ===========


Additionally, Accounts Receivable is summarized as part of the Notes Receivable-Trade net current totals for $20,418 in 1997.

Future principal payments scheduled for collection as of December 31, 1996, are as follows:


                                                                            YEAR
                                                               ENDING     AMOUNT

                                                                 1997   $565,720
                                                                 1998    235,717
                                                                 1999    141,430
                                                                        --------
                                                                        $942,867
                                                                        ========


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

(4) PROPERTY AND EQUIPMENT:

The following is a summary of property and equipment at December 31, 1996 and 1995:


                                                       1996              1997
                                                  -----------       -----------
Land .......................................      $   196,741       $   196,741
Buildings and improvements .................          723,656           723,656
Furniture, fixtures and equipment ..........          231,347           339,765
Vehicles ...................................             --                --
Computer Software ..........................           77,895            89,769
                                                  -----------       -----------
                                                    1,229,639         1,349,931
Less: accumulated depreciation .............         (153,179)         (247,143)
                                                  -----------       -----------
     Property and equipment, net ...........      $ 1,076,460       $ 1,102,788
                                                  ===========       ===========

See Note (6) relative to rental properties included above.

The Company leases certain equipment and software under capital leases. The cost and related accumulated amortization on these assets at December 31, 1996 and 1997, are $133,329 and $41,452, and $144,750 and $99,073, respectively. Certain capital leases are personally guaranteed by a Shareholder.

(5) LONG-TERM DEBT:

The following is a summary of long-term debt at December 31, 1996 and 1995.

                                                             YEAR        YEAR
                                                            ENDING      ENDING
                                                             1996        1997
Mortgage note payable in monthly
 installments of $3,438 of principal
 plus interest at prime plus 1.5%
 (9.75% and 10% at December 31, 1996
 and 1995, respectively) through
 December 2003, collateralized by
 property and equipment,
 guaranteed by a Shareholder .........................   $  288,750   $  247,489

Mortgage note payable in monthly
 installments of $3,458, including
 interest at prime plus 1.5%
 (9.75% and 10% at December 31, 1996
 and 1995, respectively,) through
 July 2004, collateralized by property
 and equipment, guaranteed by a Shareholder ..........      228,850      218,284

Mortgage note payable in monthly installments of
 $1,553, including interest at 14%, through July
 2004, collateralized by property and equipment,
 guaranteed by a Shareholder .........................       86,770       79,853

Note payable, principal and accrued interest
 at 6% due December 1998, uncollateralized ...........       79,000       79,000

Note payable to Shareholder in monthly installments
 of $250, including interest at 18% through October
 1996, collateralized by equipment....................         --           --

Convertible notes payable, bearing interest at 15%,
 payable and due in varying amounts, and dates,
 uncollateralized ....................................      336,261      167,199

Notes payable, bearing interest at
 18% payable in varying amounts from August,
 1997 through October, 1999, certain notes
 receivable-trade pledged as collateral ..............      251,943      173,213

Obligations under capital leases with
 interest ranging from 10.74% to 24.58%
 payable in monthly installments ranging
 from $329 to $908 through May 2000,
 collateralized by software and equipment ............       98,974       66,961
                                                         ----------   ----------

Total ................................................    1,370,548    1,031,999

           Less:  current portion ....................    1,073,717      837,473
                                                         ----------   ----------

           Long-term debt, less current portion ......   $  296,831   $  194,526
                                                         ==========   ==========

Maturities of long-term debt for each of the next five years as of December 31, 1997 are as follows:

                                                     YEAR
                                                   ENDING            AMOUNT
                                                    1997         $ 1,073,717
                                                    1998             222,267
                                                    1999              68,481
                                                    2000               6,083
                                                    2001                --

As discussed in Note 7, a Shareholder assigned his interests in land trusts to the Company. The land trusts hold properties and are obligated on the related mortgages amounting to $604,370 and $672,207 at December 31, 1996 and 1995, respectively. The transfer of the interest by the Shareholder to the Company without written consent of the mortgagee violated the mortgage and security agreement. Also, the property taxes due on the properties have not been paid in accordance with the mortgage and security agreement. Under the terms of the agreement, the mortgagee may call the loan for violations of the agreements. Therefore, the entire amount of the loan balances have been classified as current in the accompanying balance sheets.

(5)  LONG-TERM DEBT:  (Continued)

CONVERTIBLE NOTES--During 1996 and 1995, the Company issued $445,000 and
  $150,000, respectively, of 15.0% convertible notes, which are payable 270 days from their date of issuance unless extended. They are due in varying amounts from February 1996 through May 1998. These notes are convertible into the Company's common stock at a conversion rate of one share of company common stock for each $1 principal amount of the notes. Conversion of the notes is subject to the legal registration of the shares or exemption from such registration.

NOTES PAYABLE--Certain notes receivable-trade have been pledged as collateral on notes payable. The agreement with the financial institution as discussed in
  Note 3 has a secured interest in some of the same notes receivable-trade which have been pledged as collateral on notes payable.

CAPITAL LEASE OBLIGATIONS--Minimum future lease payments under capital leases
  (included in long-term debt) as of December 31, 1996 for each of the next five years and in the aggregate are as follows:


                                                            YEAR
                                                         ENDING       AMOUNT
                                                           1997      $46,681
                                                           1998       43,717
                                                           1999       29,375
                                                           2000        5,851
                                                           2001           --
                                                     Thereafter           --
                                                                ------------
Total minimum lease payments                                         125,624
Less: amount representing interest                                    26,650
                                                                ------------
Present value of net minimum lease payments                           98,974
                                                                ============

(6) LEASES:

A portion of the Company's's buildings are leased to tenants under operating leases through 1998 with several leases having options to renew for two to three years. The approximate costs and accumulated depreciation of property and equipment held for lease are $365,078 and $16,403 at December 31, 1996. A schedule of minimum future lease receipts under operating leases based on the rentals in effect at December 31, 1997, without regard to the exercise of renewal options, follows:


                                                                 1996       1997
                                                               AMOUNT     AMOUNT
                                                             $ 71,760   $   --
                                                               57,510     57,510

                                                                 --       35,994
                                                             --------   --------
                                                              129,270    129,270
                                                             ========   ========

(7) RELATED PARTIES:

During 1995, the Company recognized bad debt expense of $19,729 on a receivable due from an affiliated company, wholly owned by the Company's majority Shareholder.

Royalties or commissions were paid to four of the Company's Shareholders during the years ended December 31, 1996 and 1997. These Shareholders and their related companies have verbal contractual arrangements with the Company whereby they receive a percentage of the gross sales price of their companies' products sold at Company events. Royalty expenses recognized by the Company relating to these Shareholders for the years ended December 31, 1996 and 1997 were approximately $1,065,000 and $217,198, respectively. The product revenues recognized by the Company relating to these Shareholders for the years ended December 31, 1996 and 1997 were approximately $4,720,000 and $723,995, respectively. Approximately $420,000 and $218,045 were due to these Shareholders at December 31, 1996 and 1997, respectively

A Shareholder who is also on the Company's Board of Directors originally acquired the Company's land and buildings in his personal name as agent for the Company. He assigned his interests in these properties to land trusts and assigned his interests in the land trusts to the Company. He is the trustee for the land trusts. Accordingly, at December 31, 1996, and 1997, these properties with net book values of $868,514 and $863,130, respectively are included as property and equipment in the accompanying financial statements. The mortgages related to these properties are still in the name of the director. The Company has been paying the mortgages since acquisition and intends to keep paying the mortgages. Accordingly, at December 31, 1996 and 1997, these mortgages with outstanding principal balances of $604,370 and $545,626, respectively, are included as debt in the accompanying financial statements.

(8) FINANCIAL INSTRUMENTS, CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCY:

The Company's financial instruments include cash, notes receivable-trade, and long-term debt. Financial instruments that are exposed to concentration of credit risk consist primarily of cash and notes receivable-trade. Cash, at tithe amounts insured by the FDIC. The Company places its temporary cash investments in what management believes to be high quality financial institutions. At December 31, 1996, the cash bank balances of $44,407, were fully insured by the FDIC. At December 31, 1997, the cash bank balances of $113,605, were fully insured by the FDIC. Notes receivable-trade primarily represent uncollateralized receivables arising from financing arrangements granted to training seminar participants. Although the Company does not perform formal credit evaluations on these debtors, no single debtor represents a significant concentration of credit risk.

All of the Company's financial instruments are recorded at cost which is deemed to approximate fair value. Fair value of notes receivable was determined by applying the current interest rate at which similar notes would be made to borrowers with similar credit ratings. The determination of the fair value of long-term debt is based on current 0rates at which the Company could borrow funds with similar remaining maturities.

The Company derives a majority of its revenue through the sponsoring, promoting and selling of products, seminars and services which are developed by two related parties.

(9) ShareholderS' EQUITY:

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


As prescribed by the Plan, restricted stock awards are dependent upon the completion of a specified employment term and, in particular situations, the achievement of certain performance objectives. If a change in control of the Company occurs, then all restrictions on grants of restricted stock shall lapse as of the date such change in control occurs. The restricted shares are issued in the name of the participant and are either held by the Company or are deposited with a trust administered by the Board. Until the restrictions lapse, the participant is not entitled to vote or to receive dividends and the shares are restricted as to transferability and sale. If the conditions or terms under which an award is granted are not satisfied, the shares are forfeited. During 1995, the Company awarded 2,680,000 shares of restricted common stock to employees and directors under the Plan, of which 25,000 shares were forfeited upon the termination of a certain employee. During 1996, 100,000 shares were forfeited due to employment terms or performance objectives not met. As of December 31, 1996 and 1995, 1,670,000 and 2,655,000 shares of restricted stock were outstanding, respectively. Unearned compensation is recorded at $.001 per share which represents fair value as determined by an independent appraiser. The unearned compensation related to these shares is recorded as a separate component of Shareholders' equity and is amortized over the life of the grant which is generally two years.

The Company's Stock Option Plan provides for the granting of incentive stock options and executive stock options to Plan participants at a price not less than the fair market value on the date the option is granted. Incentive stock options are to be treated as executive stock options if the fair market value of common stock with respect to such incentive stock options, exercisable for the first time by a plan participant during any calendar year, exceeds $100,000. Options become exercisable, in whole or in part, after completion of such periods of service as determined by the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. In the absence of the Board specifying the date such options become exercisable in the participant's stock option agreement, the options become exercisable in accordance with a predetermined schedule as prescribed in the Plan. If a change in control of the Company occurs, then all incentive stock options and executive stock options shall become fully exercisable. Shareholders whose ownership percentage exceeds 10 percent of the voting common stock are subject to an incentive stock option price of at least 110 percent of the fair market value of the stock at the time of the grant and such incentive stock options are not exercisable after the expiration of five years from the date such incentive stock option is granted. No incentive stock options or executive stock options were outstanding as of December 31, 1995.

During 1996, the Company granted 325,000 executive stock options and 400,000 incentive stock options to its employees. The executive stock options vest upon the completion of a two-year employment period commencing on the effective option agreement date. The effective option agreement dates ranged from January 30, 1996 to July 15, 1996. All executive stock options may be exercised at a price of $0.18 per common share and expire ten years after the effective option agreement date. The incentive stock options vest upon the completion of certain performance objectives. All incentive stock options may be exercised at a price of $0.18 per common share and expire ten years after the effective option agreement date. No options were exercised during the years ended December 31, 1995 and 1996.

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

The components of the deferred income tax assets and deferred income tax liabilities recorded on the balance sheet at December 31, 1996 are as follows:


Deferred Tax assets:                                                    AMOUNT
     Net operating losses .....................................       $ 385,000
     Reserve for uncollectible accounts payable ...............         135,000
     Related party accruals ...................................         110,000
                                                                        630,000
                                                                      ---------
Deferred tax liability:
     Excess of tax over book depreciation and other ...........         (25,000)
                                                                      ---------
                                                                        605,000
Valuation allowance ...........................................        (605,000)
                                                                      ---------
                                                                      $   --
                                                                      =========

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

(12) MANAGEMENT PLANS:

As shown in the accompanying financial statements, the Company incurred a net income of $700 thousand during the year ended December 31, 1997. As of that date, the Company's current liabilities exceeded its current assets by approximately $2.3 million, (as described in Note 6), Management of the Company has developed plans to restructure existing liabilities, reduce or delay expenditures, reduce personnel and undertake a direct public offering of the Company's stock (see "Subsequent Events").

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

Regarding Note 6 and Note 11, on May 29, 1998 the Company refinanced the buildings into the Company's ownership, thus securing the properties and buildings certainty and moving significant debt from current liability to long-term liability and strengthening the Company's financial condition.

  On July 5 SDI Internet Service Inc. began operations with on-line computer services and products.

  SDI Internet Services Inc. was incorporated in 1998 as a wholly owned subsidiary of the Company. SDI Internet services was formed to create an Internet presence for the Company through the web site at www.success-di.com. The web site provides information to interested parties about the Company's products and services. SDI Internet Services also provides web site creation and hosting for other companies.

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

     Vicki L. Sessions joined The LeGrand Group, Inc. as Vice President of Administration in 1991 and currently serves in that position with SDI. Her responsibilities include Management of Customer Service, Data Entry and Accounts Receivable. From 1983 to 1991 she served as office manager for MIM Financial, Inc.. She is the daughter of Ron LeGrand, founder of the LeGrand Group, Inc., and served a term as an officer and director of SDI.

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

     Ralph E. Vroman, Jr. joined SDI in January, 1997 as Controller. In September, 1997, he was promoted to Chief Financial Officer. Prior to joining the Company, Mr. Vroman served as Controller for Dixie Sales Company, an international wholesale distributor for Polaroid Corporation, in Jacksonville, Florida, from 1994 to 1997. From 1986 to 1994, Mr. Vroman was a financial consultant with FLC Associates, in Tampa, Florida. He consulted to General Electric, General Motors, Publix, Schnucks and other large corporations. He is a Chartered Financial Analyst with multiple degrees in Business Administration, Finance, Economics, Computers and German from Saint Ambrose University in Davenport, IA.

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

Item  11.


EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
1       Agency Agreement between the Company and Attkisson, Carter & Akers

10.1    Executive Stock Option Agreement

10.2    Incentive Stock Option Agreement

10.3    Restricted Stock Agreement

10.4    Employment Agreement

10.5    Long Term Incentive Plan


12      Notification of Late Filing


23.1    Consent of James Moore & Co.

23.2    Consent of counsel

27      Financial Data Schedule

                                    Item 12.


                                   SIGNATURES

      Inaccordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of reporting on Form 10-QSB and authorized this report to be signed on its behalf by the undersigned, in the City of Jacksonville State of Florida, on November 6, 1998.



                              SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                                             (ISSUER)

                              By ____________________________________________
                                 SHAWN M. CASEY, CHIEF EXECUTIVE OFFICER

                              By ____________________________________________
                                 RALPH E. VROMAN, JR, CHIEF FINANCIAL OFFICER