Form 10QSB
period 1998-03-31
SUCCESS DEVELOPMENT INTERNATIONAL INC
filed 1998-11-12
CIK 1020213

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                       FORM 10-QSB

(MARK ONE)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                           For the Periods Ended March 31, 1998.

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period(s) that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this for 10-QSB. [X]

      The aggregate book value of Common Stock held of the Registrant on March 31, 1998 was (2,163,337), based on shares outstanding for the Common Stock on such date. For the purpose of this computation, all restricted issues have been included. Such shares may not have, in fact, been issued.

      The number of shares outstanding of the Registrant's Common Stock on March 31, 1998 was 10,680,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                      Form SB-2/A Registration Statement.
              Form 10-KSB for Fiscal Year Ended December 31, 1997.

                                TABLE OF CONTENTS


                                          PART I


Item  1.    BUSINESS ......................................................   3


                                         PART II


Item  2.    SUBMISSION MATTERS TO A VOTE OF SHAREHOLDERS...................   3

Item  3.    SELECTED FINANCIAL DATA .......................................   4

Item  4.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS .....................................   4


                                         PART F/S


Item  5.    CONSOLIDATED FINANCIAL STATEMENTS .............................   7

Item  6.    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ....................  13


                                         PART III


Item  7.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ................  22

Item  8.    ENDORSEMENTS ..................................................  24

Item  9.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-KSB .........................................................  25

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

EMPLOYEES

     As of March 31, 1998, SDI had 40 full time employees and 5 part-time employees. We also use approximately 15 independent contractors. SDI's employees are not represented by a labor union and are not subject to any collective bargaining arrangement. The Company has never experienced a work stoppage and we believe that it has good relations with its employees and contractors.

ITEM 4. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM  5. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

   During the third quarter one item was submitted to a vote of security holders which was the election of directors at the annual shareholders meeting on August 5th 1998.

ITEM  6. SELECTED FINANCIAL DATA


                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
             FOR THE PERIODS ENDED March 31, 1996 AND 1997 AND 1998

                                               March 31,      March 31,      March 31,
                                                 1996           1997           1998
                                              Unaudited      Unaudited      Unaudited
                                             ------------   ------------   ------------
Balance Sheet Data:
   Working capital (net unearned revenue)   $  (857,740)   $(1,840,720)   $(1,812,655)
   Total assets .........................     2,046,066      2,077,320      2,016,971
   Total debt ...........................     1,611,456      4,240,655      2,985,102

Operating Statement Data:
   Operating revenue ....................     1,749,925      2,377,379      1,769,630
   Operating expenses ...................     1,362,379      1,169,874      1,613,993
   Other revenue (expenses) net .........        (8,533)        10,692         (2,869)

Cash Flow Data:
   Operating activities .................      (457,845)      (300,924)       133,411
   Investing activities .................       (12,877)       (25,373)       (26,684)
   Financing activities .................       (13,839)       322,701       (216,046)

Shareholders' Equity Data:


   Shareholders' equity (deficit) .......   $   (94,610)    (2,163,337)      (968,131)
   Shares Outstanding ...................    10,380,000     10,680,000     11,380,151

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


RESULTS OF OPERATIONS.

   The following discussion and analysis of the Company's consolidated results of operations for the years ended March 31, 1997 and 1998 is based upon, and should be read in conjunction with, the financial information set forth in the Consolidated Financial Statements, including their notes, included elsewhere in this report.


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


PERIOD ENDED March 31, 1997 COMPARED TO PERIOD ENDED March 31, 1998.

   Operating revenue decreased $679,878, or 28.60%, to $1,697,501 in 1998 from $2,377,379 in 1997. The decrease resulted primarily from the Company's focus on restructuring the company's internal systems and developing its new products and services.

   Cost of product sales and direct operating expenses decreased $641,695, or 51.34%, to $608,228 in 1998 from $1,249,923 in 1997. The decrease resulted primarily from the more effective financial cost controls. The acquisition of certain rights to certain products. Inventory is reported based on physical counts with allocation for overages, shrinkages and product returns.

   Royalties and costs to authors and speakers decreased $70,706, or 13.24% to $463,279 in 1998, from $533,985 in 1997. The decrease resulted from the acquisition of certain products for which no further royalty payments are due and the renegotiation of certain other royalty agreements.

   General and administrative expenses increased $352,253, or 97.18%, to $714,728 in 1998 from $362,475 in 1997. The increase in expenses was attributable to the startup of two additional enterprise operations.

   Depreciation and amortization expenses increased $4,267, or 18.16%, to $27,758 in 1998 from $23,491 in 1997. The increase resulted primarily from the acquisition of additional equipment, primarily through capital leases.

   Rent and other income decreased $4,295, or 13.97%, to $26,455 in 1998 from $30,750 in 1997. The increase resulted primarily from an decrease in earnings from miscellaneous company owned investments.

   Interest expense increased $9,266, or 46.20%, to $29,324 in 1998 from $20,058 in 1997, primarily attributed to the conversion of various notes payable and accrued interest to stock.

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

   Operating activities generated $129,259 in cash through the first quarter of 1998 as compared to cash used by operating activities of $300,924 in the first quarter of 1997. The cash provided by operating activities is ear marked for the start up of two additional and new business activities-SDI Direct Corporation in the second quarter and SDI Internet Services Inc. in the third quarter.

   During 1997 and 1998 our investing activities consisted primarily of investment in property and equipment representing net cash used in 1997 of $25,373 and $26,684 for 1998. 1998 investment activities were represented by lease swaps on equipment upgrades.

   Financing activities in 1996 we issued $445,000 of convertible notes which are payable 270 days from the date of their issuance. In 1997 we issued an additional $140,000 in convertible notes. All notes are convertible into our Common Stock at a conversion rate of one share of Common Stock for each $1.00 of principal amount of the notes. The conversion of the notes is subject to the legal registration of the shares issuable upon conversion or an applicable exemption from such registration. From January 1, 1996 through March 31, 1997, we have allowed the holders of notes totaling $266,294 to convert those notes into Common Stock in exchange for cancellation of the debt. $266,294 in notes payable have been converted to 294,010 shares of common stock through March 31, 1997. $102,163 in notes payable have been converted to 139,000 shares of common stock through March 31, 1998.

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

PART F/S


Item  8. FINANCIAL STATEMENTS



                          FINANCIAL DEPARTMENTS' REPORT

The Board of Directors of
Success Development International, Inc.:

We have prepared the accompanying consolidated balance sheets of Success Development International, Inc. and subsidiaries as of March 31, 1996, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the periods then ended.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Success Development International, Inc. and subsidiaries as of March 31, 1996, 1997 and 1998 and the results of their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles and the instructions for the Form 10-QSB which may take precedence.

Ralph E. Vroman, Jr., Chief Financial Officer
Jacksonville, Florida
October 29, 1998

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

James Moore & Co., P.L.
Holly Hill, Florida
September 18, 1997

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                    AND PERIODS ENDED MARCH 31, 1997 AND 1998

                                                       December 31        December 31        March 31           March 31
                ASSETS                                    1996               1997              1997               1998
CURRENT ASSETS                                           Audited          Unaudited          Unaudited          Unaudited
                                                      -----------        -----------        -----------        -----------
     Cash and cash equivalents ..................     $       800        $    31,326        $    22,376        $    19,793
     Restricted Cash ............................          43,045             82,279             17,954            (11,354)
     Current portion of notes receivable-
      trade, net.................................         247,836            465,824            385,594            339,115
     Inventories ................................          75,218             72,158             44,884             82,959
     Prepaid expenses ...........................          28,982             11,145             55,537             14,134
                                                      -----------        -----------        -----------        -----------
               Total current assets .............         395,961            662,732            526,346            444,647
                                                      -----------        -----------        -----------        -----------
PROPERTY AND EQUIPMENT, net .....................       1,076,460          1,102,788          1,096,104          1,100,712
                                                      -----------        -----------        -----------        -----------
OTHER ASSETS
     Notes receivable-trade, less current
      portions, net..............................         165,224            178,819            368,700            298,879
     Receivables from employees and others ......          10,500              9,678              8,399             10,084
     Organizational costs and other .............          54,819            161,914             77,771            162,649
                                                      -----------        -----------        -----------        -----------
               Total other assets ...............         230,543            350,411            454,869            471,612
                                                      -----------        -----------        -----------        -----------
TOTAL ASSETS ....................................     $ 1,702,964        $ 2,115,931        $ 2,077,320        $ 2,016,971
                                                      ===========        ===========        ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses ......     $ 1,149,121        $ 1,051,918        $ 1,315,586        $ 1,234,233
     Accounts payable to management and
      Shareholders ..............................         420,736            412,804            222,063            389,751
     Current portion of long-term debt ..........       1,073,717            837,473            829,415            621,964
     Unearned revenue ...........................       1,144,625            770,143          1,426,881            545,165
                                                      -----------        -----------        -----------        -----------
               Total current liabilities ........       3,788,202          2,996,321          3,793,945          2,791,113
                                                      -----------        -----------        -----------        -----------
LONG-TERM DEBT, less current portion ............         296,831            194,526            446,710            193,989
                                                      -----------        -----------        -----------        -----------
               Total liabilities ................       4,085,033          3,266,864          4,240,655          2,985,102
                                                      -----------        -----------        -----------        -----------
COMMITMENTS AND CONTINGENCIES
(Notes 6, 9, 11, and 12)

SHAREHOLDERS' EQUITY
     Common stock, $.001 par value;
     12,000,000 and 25,000,000 shares
     authorized in 1995 and 1996,
     respectively, 10,125,000 and
     10,355,000 shares issued and
     outstanding in 1995 and 1996, respectively..          10,355             11,241             10,565             11,380

     Additional paid in capital .................         267,309            800,052            267,309            902,076
     Accumulated deficit ........................      (2,659,183)        (1,962,051)        (2,440,986)        (1,881,412)
     Unearned compensation -
      restricted stock ..........................            (550)              (175)              (225)              (175)
                                                      -----------        -----------        -----------        -----------
          Total Shareholders' equity
           (deficit) ............................      (2,382,069)        (1,150,933)        (2,163,337)          (968,131)
                                                      -----------        -----------        -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY .........................................     $ 1,702,964        $ 2,115,931        $ 2,077,320        $ 2,016,971
                                                      ===========        ===========        ===========        ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                    AND PERIODS ENDED MARCH 31, 1997 AND 1998

                                                December 31          December 31           March 31           March 31
                                                    1996                1997                 1997                1998
OPERATING REVENUE:                                Audited             Unaudited           Unaudited           Unaudited
                                                ------------        ------------        ------------        ------------
    Product sales and tuition ..............    $  5,778,301        $  6,345,837        $  2,377,379        $  1,697,501
                                                ------------        ------------        ------------        ------------
OPERATING EXPENSES:
    Cost of product sales and direct .......       3,116,217           2,993,302           1,249,923             608,228
   operating expenses
    Royalties ..............................       2,159,148           1,190,071             533,985             463,279
    General and administrative .............       2,750,377           1,443,608             362,475             714,728
    Depreciation and amortization ..........          86,134              93,964              23,491              27,758
                                                ------------        ------------        ------------        ------------
               Total operating expenses ....       8,111,876           5,720,945           2,169,874           1,613,993
                                                ------------        ------------        ------------        ------------
INCOME FROM OPERATIONS .....................      (2,333,575)            624,892             207,505              83,508
                                                ------------        ------------        ------------        ------------
OTHER INCOME (EXPENSE)
     Rent and other income .................         127,179             152,472              30,750              26,455
     Interest expense ......................        (153,905)            (80,232)            (20,058)            (29,324)
     Loss on disposal of asset .............         (10,160)               --                  --                  --
                                                ------------        ------------        ------------        ------------
               Total other income
                (expense) ..................         (36,886)             72,240              10,692              (2,869)
                                                ------------        ------------        ------------        ------------
NET INCOME (LOSS) ..........................    $ (2,370,461)       $    697,132        $    218,197        $     80,639
                                                ============        ============        ============        ============




PRIMARY EARNINGS (LOSS) PER COMMON SHARE$ ..           (0.21)       $       0.06        $       0.02        $       0.01
NUMBER OF SHARES OUTSTANDING-PRIMARY .......      10,355,000          11,241,010          10,680,000          11,380,151
                                                ============        ============        ============        ============
FULLY DILUTED EARNINGS PER SHARE ...........                        $       0.05        $       0.02        $       0.01
WEIGHTED AVERAGE NUMBER OF SHARE
OUTSTANDING-FULLY DILUTED ..................                          13,595,150          13,023,413          13,623,180
                                                                    ============        ============        ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                    AND PERIODS ENDED MARCH 31, 1997 AND 1998

                                                                        Retained                                     Total
                                                          Common       Additional     Earnings                    Shareholders
                                                           Stock        Paid in     (Accumulated     Unearned       Equity
                                           Shares          Amount        Capital       Deficit)    Compensation    (Deficit)
                                        -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, December 31, 1995 ...........   10,125,000    $    10,125           --     $  (288,722)   $    (2,655)   $  (281,252)
                                        -----------    -----------    -----------   -----------    -----------    -----------
Issuance of common stock .............       85,000             85           --            --             --               85
Issuance of common stock from
conversion of debt ...................      245,000            245        267,309          --             --          267,554
Restricted common stock -
restrictions expire ..................         --             --             --            --            2,005          2,005

Forfeit of restricted - common
stock ................................     (100,000)          (100)          --            --              100           --

Net income (loss) ....................         --             --             --     $(2,370,461)          --      $(2,370,461)
                                        -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, December 31, 1996 ...........   10,355,000    $    10,355    $   267,309   $(2,659,183)   $      (550)   $(2,382,069)
                                        -----------    -----------    -----------   -----------    -----------    -----------
Issuance of common stock .............      500,000            500           --            --             --              500
Issuance of common stock from
conversion of debt ...................      561,010            561        532,743          --             --          533,304
Restricted common stock -
restrictions expire ..................         --             --             --            --              200            200

Forfeit of restricted - common
stock ................................     (175,000)          (175)          --            --              175            175

Net income (loss) ....................         --             --             --     $   697,132           --      $   697,132
                                        -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, December 31, 1997 ...........   11,241,010    $    11,241    $   800,052   $(1,962,051)   $      (175)   $(1,150,933)
                                        ===========    ===========    ===========   ===========    ===========    ===========
BALANCE, December 31, 1996 ...........   10,355,000    $    10,355    $   267,309   $(2,659,183)   $      (550)   $(2,382,069)
                                        -----------    -----------    -----------   -----------    -----------    -----------
Issuance of common stock .............      500,000            500           --            --             --              500
Issuance of common stock from
conversion of debt ...................         --             --             --            --             --             --
Restricted common stock -
restrictions expire ..................         --             --             --            --              150            150

Forfeit of restricted - common
stock ................................     (175,000)          (175)          --            --              175           --

Net income (loss) ....................         --             --             --     $   218,197           --      $   218,197
                                        -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, March 31, 1997 ..............   10,680,000    $    10,680    $   267,309   $(2,440,986)   $      (225)   $(2,163,222)
                                        ===========    ===========    ===========   ===========    ===========    ===========


BALANCE, December 31, 1997 ...........   11,241,010    $    11,241    $   800,052   $(1,962,052)   $      (175)   $(1,446,332)
                                        -----------    -----------    -----------   -----------    -----------    -----------
Issuance of common stock .............         --             --             --            --             --          613,402
Issuance of common stock from
conversion of debt ...................      139,000            139        102,024          --             --          102,163

Restricted common stock - ............         --             --
restrictions expire ..................         --             --             --            --

Forfeit of restricted - common .......         --             --
stock ................................         --             --             --            --

Net income (loss) ....................         --             --             --          80,639           --          (69,744)
                                        -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, March 31, 1998 ..............   11,380,151    $    11,380    $   902,076   $(1,881,412)   $      (175)   $  (968,131)
                                        ===========    ===========    ===========   ===========    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                    AND PERIODS ENDED MARCH 31, 1997 AND 1998

                                                            December 31       December 31        March 31        March 31
                                                                 1996             1997             1997            1998
CASH FLOWS FROM OPERATING ACTIVITIES                            Audited         Unaudited       Unaudited       Unaudited
                                                             -----------      -----------     -----------     -----------
     Net income (loss) ..................................    $(2,370,461)     $   697,132     $   218,197     $    80,639
                                                             -----------      -----------     -----------     -----------
Adjustments to reconcile net income (LOSS) to
  net cash used in operating activities
     Provision for uncollectible receivables ............        524,152          816,574         131,759          74,165
     Depreciation and amortization ......................         86,134           93,964          23,491          27,758
     Issuance of common stock for compensation and
      interest ..........................................         24,644           91,351             500         102,024
     Interest converted to long-term debt ...............         11,259             --              --              --
     Loss on disposal of assets .........................         10,160             --              --              --
Change in assets and liabilities:
     Notes receivable - trade ...........................       (847,912)        (341,234)          6,649
     Inventories ........................................        (36,490)           3,060          30,334         (10,801)
     Prepaid expenses ...................................         (3,793)          17,837         (26,555)       (2,989))
     Other assets .......................................        (12,270)        (107,095)        (22,952)         (1,141)
     Accounts payable and accrued liabilities ...........        906,222          (97,203)        166,465        (109,290)
     Accounts payable to management and
      Shareholders ......................................        376,794           (7,935)       (198,673)        (23,053)
     Unearned revenue ...................................        819,435         (374,482)       (282,256)       (324,978)
                                                             -----------      -----------     -----------     -----------
     Total adjustments ..................................      1,858,335         (612,086)       (519,121)         48,621
                                                             -----------      -----------     -----------     -----------
        Net cash provided (used) in operating
         activities .....................................       (512,126)          85,046        (300,924)        129,259
                                                             -----------      -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment .................        (80,150)        (120,278)        (27,474)        (25,682)
     Proceeds from sale of property and equipment .......           --               --              --              --
     Advances to employees and others ...................           --             (1,500)           --            (1,500)
     Collection of receivables from employees and
      others ............................................         15,029            2,322           2,101           1,321
                                                             -----------      -----------     -----------     -----------
        Net cash used in investing activities ...........        (65,121)        (119,456)        (25,373)        (26,684)
                                                             -----------      -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt .......................        296,000          105,045         340,000            --
     Repayment of long-term debt ........................       (162,155)        (140,955)        (17,299)       (216,046)
     Proceeds from convertible notes ....................        445,000          140,000            --              --
     Dividends paid .....................................           --               --              --              --
                                                             -----------      -----------     -----------     -----------
         Net cash provided by financing activities ......        578,845          104,090         322,701        (216,046)
                                                             -----------      -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS ............................................          1,598           69,680          (3,595)       (109,318)
                                                             -----------      -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, beginning of period ..........         42,327           43,925          43,925         113,605
                                                             -----------      -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, end of period ................         43,925          113,605          40,330           8,439
                                                             ===========      ===========     ===========     ===========


The accompanying notes to consolidate financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                    AND PERIODS ENDED MARCH 31, 1997 AND 1998

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION    December 31 December 31   March 31     March 31
                                                     1996        1997         1997         1998
CASH FLOWS FROM OPERATING ACTIVITIES               Audited    Unaudited     Unaudited    Unaudited
                                                -----------   -----------  -----------   -----------

Cash paid during the year for interest .........   $94,267     $80,267      $20,058      $30,078
                                                   =======     =======      =======      =======


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

       (j) Interim Financial Statements (Unaudited) - The accompanying financial statements for the interim periods ended March 31, 1997 and 1998 and related disclosures are unaudited. These unaudited condensed interim financial statements do not include all of the disclosures provided in the annual consolidated financial statements and have been prepared in accordance with
Article 10 of Regulation S-X. The Interim financial statements should be read in conjunction with the accompanying annual audited financial statements and footnotes thereto. In the opinion of the Company, all adjustments necessary to fairly present the financial position, results of operations, and cash flows have been reflected in the financial statements for the periods ended March 31, 1997 and 1998. Results for the interim period March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

(3)  NOTES RECEIVABLE - TRADE:  (Continued)

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

Future principal payments scheduled for collection as of December 31, 1996, are as follows:

                                                        YEAR
                                                       ENDING       AMOUNT

                                                        1997      $  565,720
                                                        1998         235,717
                                                        1999         141,430
                                                                  ----------
                                                                  $  942,867
                                                                  ==========

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

The following is a summary of property and equipment at December 31, 1996 and 1997:


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

(5) LONG-TERM DEBT:

The following is a summary of long-term debt at December 31, 1996 and 1995.

                                                        1996             1997

Mortgage note payable in monthly
installments of $3,438 of principal plus
interest at prime plus 1.5% (9.75% and 10%
at December 31, 1996 and 1995, respectively)
through December 2003, collateralized by
property and equipment, guaranteed by a
shareholder.........................................$  288,750         $ 247,489

Mortgage note payable in monthly
installments of $3,458, including interest
at prime plus 1.5% (9.75% and 10% at
December 31, 1996 and 1995, respectively,)
through July 2004, collateralized by
property and equipment, guaranteed by a
shareholder........................................    228,850           218,284

Mortgage note payable in monthly
installments of $1,553, including interest
at 14%, through July 2004, collateralized by
property and equipment, guaranteed by a
shareholder........................................     86,770            79,853

Note payable, principal and accrued interest
at 6% due December 1998, uncollateralized..........     79,000            79,000

Note payable to shareholder in monthly installments
of $250, including interest at 18% through October
1996, collateralized by equipment..................      --                  --

Convertible notes payable, bearing interest at 15%,
payable and due in varying amounts, and dates,
uncollateralized...................................    336,261           167,199

Notes payable, bearing interest at 18%
payable in varying amounts from August, 1997
through October, 1999, certain notes
receivable-trade pledged as collateral.............    251,943           173,213

Obligations under capital leases with
interest ranging from 10.74% to 24.58%
payable in monthly installments ranging from
$329 to $908 through May 2000, collateralized
by software and equipment..........................     98,974            66,961
                                                    ----------------------------

Total..............................................  1,370,548         1,831,999
           Less:  current portion                    1,073,717           837,473
                                                    ----------------------------
           Long-term debt, less current portion     $  296,831         $ 194,526
                                                    ============================

Maturities of long-term debt for each of the next five years as of December 31, 1997 are as follows:

                                                YEAR
                                               ENDING           AMOUNT
                                               ------        -----------
                                                1997         $ 1,073,717

                                                1998             222,267

                                                1999              68,481

                                                2000               6,083

                                                2001                --

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

CAPITAL LEASE OBLIGATIONS--Minimum future lease payments under capital leases (included in long-term debt) as of December 31, 1996 for each of the next five years and in the aggregate are as follows:


                                                               YEAR
                                                             ENDING       AMOUNT
                                                             ------      -------
                                                               1997      $46,681
                                                               1998       43,717
                                                               1999       29,375
                                                               2000        5,851
                                                               2001           --
                                                         Thereafter           --
                                                                         -------
Total minimum lease payments                                             125,624
                                                                         -------
Less: amount representing interest                                        26,650
                                                                         -------

                                                                    ------------
Present value of net minimum lease payments                               98,974
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


                                              1996                       1997
                                          -----------                  ---------
                                          $    71,760                  $      --
                                               57,510                     57,510

                                                   --                     35,994
                                          -----------                  ---------
                                              129,270                    129,270
                                          ===========                  =========

(7) RELATED PARTIES:

During 1995, the Company recognized bad debt expense of $19,729 on a receivable due from an affiliated company, wholly owned by the Company's majority shareholder.

Royalties or commissions were paid to four of the Company's shareholders during the years ended December 31, 1996 and 1997. These shareholders and their related companies have verbal contractual arrangements with the Company whereby they receive a percentage of the gross sales price of their companies' products sold at Company events. Royalty expenses recognized by the Company relating to these shareholders for the years ended December 31, 1996 and 1997 were approximately $1,065,000 and $217,198, respectively. The product revenues recognized by the Company relating to these shareholders for the years ended December 31, 1996 and 1997 were approximately $4,720,000 and $723,995, respectively. Approximately $420,000 and $218,045 were due to these shareholders at December 31, 1996 and 1997, respectively

A Shareholder who is also on the Company's Board of Directors originally acquired the Company's land and buildings in his personal name as agent for the Company. He assigned his interests in these properties to land trusts and assigned his interests in the land trusts to the Company. He is the trustee for the land trusts. Accordingly, at December 31, 1996, and 1997, these properties with net book values of $868,514 and $863,130, respectively are included as property and equipment in the accompanying financial statements. The mortgages related to these properties are still in the name of the director. The Company has been paying the mortgages since acquisition and intends to keep paying the mortgages. Accordingly, at December 31, 1996 and 1997, these mortgages with outstanding principal balances of $604,370 and $545,626, respectively, are included as debt in the accompanying financial statements. Reference note 13 subsequent events:
refinancing of properties and buildings.

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

The components of the deferred income tax assets and deferred income tax liabilities recorded on the balance sheet at December 31, 1996 are as follows:


Deferred Tax assets:                                                    AMOUNT
                                                                      ---------
     Net operating losses .....................................       $ 385,000
     Reserve for uncollectible accounts payable ...............         135,000
     Related party accruals ...................................         110,000
                                                                      ---------
                                                                        630,000
                                                                      ---------
Deferred tax liability:
     Excess of tax over book depreciation and other ...........         (25,000)
                                                                      ---------
                                                                        605,000
Valuation allowance ...........................................        (605,000)
                                                                      ---------
                                                                      $   --
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

  On May 25th SDI Direct Corporation began operation in developing and testing infomercial products.

      SDI Direct Corporation was incorporated in Florida in 1998 as a wholly owned subsidiary of the Company. SDI Direct was formed to create and market products and services primarily through television infomercials. SDI Direct developed and began testing its first infomercial during the third quarter of 1998.

  On July 5 SDI Internet Service Inc. began operations with on-line computer services and products.

      SDI Internet Services Inc. was incorporated in Florida in 1998 as a wholly owned subsidiary of the Company. SDI Internet services was formed to create an Internet presence for the Company through the web site at www.success-di.com. The web site provides information to interested parties about the Company's products and services. SDI Internet Services also provides web site creation and hosting for other companies.

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

Item  11.


EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
1       Agency Agreement between the Company and Attkisson, Carter & Akers


10.1    Executive Stock Option Agreement

10.2    Incentive Stock Option Agreement

10.3    Restricted Stock Agreement

10.4    Employment Agreement

10.5    Long Term Incentive Plan

23.1    Consent of James Moore & Co.

23.2    Consent of counsel

27      Financial Data Schedule

Item 12.


                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of reporting on Form 10-QSB and authorized this report to be signed on its behalf by the undersigned, in the City of Jacksonville State of Florida, on November 4, 1998.


                                         SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                                                                        (ISSUER)

                                                                              By
                                         SHAWN M. CASEY, CHIEF EXECUTIVE OFFICER

                                                                              By
                                    RALPH E. VROMAN, JR, CHIEF FINANCIAL OFFICER