Form 10QSB
period 1998-09-30
SUCCESS DEVELOPMENT INTERNATIONAL INC
filed 1998-11-13
CIK 1020213

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Periods Ended September 30, 1998.

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period(s) that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this for 10-QSB. [X]

        The aggregate book value of Common Stock held of the Registrant on September 30, 1998 was (505,112), based on shares outstanding for the Common Stock on such date. For the purpose of this computation, all restricted issues have been included. Such shares may not have, in fact, been issued.

        The number of shares outstanding of the Registrant's Common Stock on September 30, 1998 was 11,491,678 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE Form
                         SB-2/A Registration Statement.
              Form 10-KSB for Fiscal Year Ended December 31, 1997.

                                TABLE OF CONTENTS

                                     PART I


Item    1.     BUSINESS ....................................................   3


                                     PART II


Item    2.     SUBMISSION MATTERS TO A VOTE OF SHAREHOLDERS.................   3

Item    3.     SELECTED FINANCIAL DATA .....................................   4

Item    4.     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS ...................................   4

                                    PART F/S

Item    5.     CONSOLIDATED FINANCIAL STATEMENTS ...........................   7

Item    6.     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................  13

                                    PART III

Item    7.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ..............  22

Item    8.     ENDORSEMENTS ................................................  24

Item    9.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-KSB ..................................................  25

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

     The Company strives to provide business consumers with information that can be used independently or, at the purchaser's option, with assistance from workshop leaders. The Company believes that its ability to teach this information in an understandable, easy-to-follow format together with its ongoing support system for customers has enabled it to reach its current financial position. Maintaining its commitment to quality customer support and building ongoing relationships with customers is necessary, in the Company's opinion, to achieve rapid expansion and long-term profitability.

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

     The offering will continue until subscriptions for all 500,000 shares offered are received, or until six months from the effective date of the Offering or until the Broker-Dealer and the Company mutually agree to terminate the Offering, whichever event first occurs.

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

EMPLOYEES

     As of September 30, 1998, SDI had 31 full time employees and 4 part-time employees. We also use approximately 15 independent contractors. SDI's employees are not represented by a labor union and are not subject to any collective bargaining arrangement. The Company has never experienced a work stoppage and we believe that it has good relations with its employees and contractors.

ITEM 4. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     During the third quarter one item was submitted to a vote of shareholders which was the election of directors at the annual shareholders meeting on August 5th 1998.

ITEM 6. SELECTED FINANCIAL DATA

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
           FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1997 AND 1998

                                             September 30,  September 30,  September 30,
                                                1996            1997           1998
                                             Unaudited       Unaudited       Unaudited
                                            ------------    ------------    ------------
Balance Sheet Data:
   Working capital (net unearned revenue)   $ (1,474,780)   $ (1,887,572)   $   (494,713)
   Total assets .........................      1,821,225       2,179,539       2,038,408
   Total debt ...........................      2,876,909       3,625,871       3,543,520

Operating Statement Data:
   Operating revenue ....................      4,771,136       5,598,688       3,874,699
   Operating expenses ...................      5,755,446       4,961,971       3,974,188
   Other revenue (expenses) net .........        (20,998)         32,076          29,745

Cash Flow Data:
   Operating activities .................       (457,845)         53,801        (162,195)
   Investing activities .................        (67,186)       (141,382)        (25,682)
   Financing activities .................        538,573         131,728         159,899

Shareholders' Equity Data:

   Shareholders' equity (deficit) .......   $ (1,055,684)     (1,446,332)       (505,112)
   Shares Outstanding ...................     10,380,000      10,974,000      11,491,678

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

RESULTS OF OPERATIONS.

     The following discussion and analysis of the Company's consolidated results of operations for the years ended September 30, 1997 and 1998 is based upon, and should be read in conjunction with, the financial information set forth in the Consolidated Financial Statements, including their notes, included elsewhere in this report.

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


PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO PERIOD ENDED SEPTEMBER 30, 1998.

     Operating revenue decreased $1,723,989, or 30.79%, to $3,874,699 in 1998 from $5,598,688 in 1997. The decrease resulted primarily from the Company's focus on restructuring the company's internal systems and developing its new products and services..

     Cost of product sales and direct operating expenses decreased $1,621,636, or 52.51%, to $1,466,701 in 1998 from $3,088,337 in 1997. The decrease resulted primarily from the more effective financial cost controls. Inventory is reported based on physical counts with allocation for overages, shrinkages and product returns.

     Royalties and costs to authors and speakers decreased $402,075, or 48.59% to $425,361 in 1998, from $827,436 in 1997. The decrease resulted from the acquisition of certain products for which no further royalty payments are due and the renegotiation of certain other royalty agreements.

     General and administrative expenses increased $1,023,127, or 104.86%, to $1,998,852 in 1998 from $975,725 in 1997. The increase in expenses was attributable to the upstart of two additional enterprise operations.

     Depreciation and amortization expenses increased $12,802, or 18.17%, to $83,275 in 1998 from $70,473 in 1997. The increase resulted primarily from the acquisition of additional equipment through capital leases.

     Rent and other income increased $5,535, or 6.00%, to $97,785 in 1998 from $92,250 in 1997. The increase resulted primarily from an increase in earnings from miscellaneous company owned investments.

     Interest expense decreased $7,866, or 13.07%, to $68,040 in 1998 from $60,174 in 1997, primarily attributed to the conversion of various notes payable and accrued interest to stock.

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

     Operating activities used $162,374 in cash for 1998 as compared to cash provided by operating activities of $53,801 in 1997. The cash used by operating activities resulted from the start up of two additional and new business activities-SDI Direct Corporation in the second quarter and SDI Internet Services Inc. in the third quarter.

     During 1997 and 1998 our investing activities consisted primarily of investment in property and equipment representing net cash used in 1997 of $141,382 and $25,503 for 1998. 1998 investment activities were represented by lease swaps on equipment upgrades.

     Financing activities in 1996 we issued $445,000 of convertible notes which are payable 270 days from the date of their issuance. In 1997 we issued an additional $140,000 in convertible notes. All notes are convertible into our Common Stock at a conversion rate of one share of Common Stock for each $1.00 of principal amount of the notes. The conversion of the notes is subject to the legal registration of the shares issuable upon conversion or an applicable exemption from such registration. From January 1, 1996 through September 30, 1997, we have allowed the holders of notes totaling $266,294 to convert those notes into Common Stock in exchange for cancellation of the debt. $266,294 in notes payable have been converted to 294,010 shares of common stock through September 30, 1997. $102,163 in notes payable have been converted to 139,000 shares of common stock through September 30, 1998.

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

PART F/S

Item 8. FINANCIAL STATEMENTS

                          FINANCIAL DEPARTMENTS' REPORT

The Board of Directors of
Success Development International, Inc.:

We have prepared the accompanying consolidated balance sheets of Success Development International, Inc. and subsidiaries as of September 30, 1996, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the periods then ended.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Success Development International, Inc. and subsidiaries as of September 30, 1996, 1997 and 1998 and the results of their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles and the instructions for the Form 10-QSB which may take precedence.

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

James Moore & Co., P.L.
Holly Hill, Florida
September 18, 1997

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                  AND NINE PERIODS SEPTEMBER 30, 1997 AND 1998

                                                 December 31    December 31   September 30   September 30
                    ASSETS                              1996           1997           1997           1998
CURRENT ASSETS                                       Audited      Unaudited      Unaudited      Unaudited
                                                 -----------    -----------    -----------    -----------
     Cash and cash equivalents ...............   $       800    $    31,326    $    57,609    $    97,685
     Restricted Cash .........................        43,045         82,279         30,464        (12,058)
     Current portion of notes receivable-
     trade, net ..............................       247,836        465,824        378,137        423,433
     Inventories .............................        75,218         72,158         21,687         22,612
     Prepaid expenses ........................        28,982         11,145         16,257         31,257
               Total current assets ..........       395,961        662,732        504,153        513,518
                                                 -----------    -----------    -----------    -----------
PROPERTY AND EQUIPMENT, net ..................     1,076,460      1,102,788      1,110,970      1,053,377
                                                 -----------    -----------    -----------    -----------
OTHER ASSETS
     Notes receivable-trade, less current
     portions, net ...........................       165,224        178,819        392,002        250,453
     Receivables from employees and others ...        10,500          9,678         10,500          9,000
     Organizational costs and other ..........        54,819        161,914        161,914        162,649
                                                 -----------    -----------    -----------    -----------
               Total other assets ............       230,543        350,411        564,416        422,102

TOTAL ASSETS .................................   $ 1,702,964    $ 2,115,931    $ 2,179,539    $ 2,038,408
                                                 ===========    ===========    ===========    ===========

LIABILITIES AND ShareholderS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses ...   $ 1,149,121    $ 1,051,918    $   823,889    $   493,395
     Accounts payable to management and
     Shareholders ............................       420,736        412,804        362,839        287,518
     Current portion of long-term debt .......     1,073,717        837,473      1,204,997        276,728
     Unearned revenue ........................     1,144,625        770,143        973,265        669,925
               Total current liabilities .....     3,788,202      2,996,321      3,364,990      1,727,567
                                                 -----------    -----------    -----------    -----------
LONG-TERM DEBT, less current portion .........       296,831        194,526        260,881        815,953
                                                 -----------    -----------    -----------    -----------
               Total liabilities .............     4,085,033      3,266,864      3,625,871      2,543,520
                                                 -----------    -----------    -----------    -----------
COMMITMENTS AND CONTINGENCIES
(Notes 6, 9, 11, and 12)
SHAREHOLDERS' EQUITY
     Common stock, $.001 par value; 12,000,000
     and 25,000,000 shares authorized in 1995
     and 1996, respectively, 10,125,000 and
     10,355,000 shares issued and outstanding         10,355         11,241         10,974         11,492
     in 1995 and 1996, respectively
     Additional paid in capital ..............       267,309        800,052        533,309      1,515,366
     Accumulated deficit .....................    (2,659,183)    (1,962,051)    (1,990,390)    (2,031,795)
     Unearned compensation - restricted stock           (550)          (175)          (225)          (175)
                                                 -----------    -----------    -----------    -----------
          Total shareholders' equity (deficit)    (2,382,069)    (1,150,933)    (1,446,332)      (505,112)
                                                 -----------    -----------    -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...   $ 1,702,964    $ 2,115,931    $ 2,179,539    $ 2,038,408
                                                 ===========    ===========    ===========    ===========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                  AND PERIODS ENDED SEPTEMBER 30, 1997 AND 1998

                                               December 31     December 31    September 30    September 30
                                                      1996            1997            1997            1998
OPERATING REVENUE:                                 Audited       Unaudited       Unaudited       Unaudited
                                              ------------    ------------    ------------    ------------
    Product sales and tuition .............   $  5,778,301    $  6,345,837    $  5,598,688    $  3,874,699
                                              ------------    ------------    ------------    ------------
OPERATING EXPENSES:
    Cost of product sales and direct ......      3,116,217       2,993,302       3,088,337       1,466,701
   operating expenses
    Royalties .............................      2,159,148       1,190,071         827,436         425,361
    General and administrative ............      2,750,377       1,443,608         975,725       1,998,852
    Depreciation and amortization .........         86,134          93,964          70,473          83,275
                                              ------------    ------------    ------------    ------------
               Total operating expenses ...      8,111,876       5,720,945       4,961,971       3,974,188
                                              ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS ....................     (2,333,575)        624,892         636,717       (99, 489)
                                              ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
     Rent and other income ................        127,179         152,472          92,250          97,785
     Interest expense .....................       (153,905)        (80,232)        (60,174)        (68,040)
     Loss on disposal of asset ............        (10,160)           --              --              --
                                              ------------    ------------    ------------    ------------
               Total other income (expense)        (36,886)         72,240          32,076          29,745
                                              ------------    ------------    ------------    ------------
NET INCOME (LOSS) .........................   $ (2,370,461)   $    697,132    $    668,793    $    (69,744)
                                              ============    ============    ============    ============

PRIMARY EARNINGS (LOSS) PER COMMON SHARE ..   $      (0.21)   $       0.06    $       0.06    $      (0.01)
NUMBER OF SHARES OUTSTANDING-PRIMARY ......     10,355,000      11,241,010      11,974,000      11,060,854
                                              ============    ============    ============    ============
FULLY DILUTED EARNINGS PER SHARE ..........                   $       0.05    $       0.05    $      (0.01)
WEIGHTED AVERAGE NUMBER OF SHARE
OUTSTANDING-FULLY DILUTED .................                     13,595,150      14,023,413      13,623,180
                                                              ============    ============    ============

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                  AND PERIODS ENDED SEPTEMBER 30, 1997 AND 1998

                                                                            Retained                        Total
                                                Common      Additional      Earnings                    Shareholders
                                                 Stock       Paid in    (Accumulated      Unearned         Equity
                                    Shares       Amount      Capital        Deficit)     Compensation     (Deficit)
                                 -----------    --------    ----------   -----------    -------------    -----------
BALANCE, December 31, 1995 ...    10,125,000    $ 10,125          --     $  (288,722)   $      (2,655)   $  (281,252)
                                 -----------    --------    ----------   -----------    -------------    -----------
Issuance of common stock .....        85,000          85          --            --               --               85
Issuance of common stock from
conversion of debt ...........       245,000         245       267,309          --               --          267,554
Restricted common stock -
restrictions expire ..........          --          --            --            --              2,005          2,005

Forfeit of restricted - common
stock ........................      (100,000)       (100)         --            --                100           --

Net income (loss) ............          --          --            --     $(2,370,461)            --      $(2,370,461)
BALANCE, December 31, 1996 ...    10,355,000    $ 10,355    $  267,309   $(2,659,183)   $        (550)   $(2,382,069)
                                 -----------    --------    ----------   -----------    -------------    -----------
Issuance of common stock .....       500,000         500          --            --               --              500
Issuance of common stock from
conversion of debt ...........       561,010         561       532,743          --               --          533,304
Restricted common stock -
restrictions expire ..........          --          --            --            --                200            200

Forfeit of restricted - common
stock ........................      (175,000)       (175)         --            --                175            175

Net income (loss) ............          --          --            --     $   697,132             --      $   697,132

BALANCE, December 31, 1997 ...    11,241,010    $ 11,241    $  800,052   $(1,962,051)   $        (175)   $(1,150,933)
                                 ===========    ========    ==========   ===========    =============    ===========




BALANCE, December 31, 1996 ...    10,355,000    $ 10,355    $  267,309   $(2,659,183)   $        (550)   $(2,382,069)
                                 -----------    --------    ----------   -----------    -------------    -----------
Issuance of common stock .....       500,000         500          --            --               --              500
Issuance of common stock from
conversion of debt ...........       294,000         294       266,000          --               --          266,294
Restricted common stock -
restrictions expire ..........          --          --            --            --                150            150

Forfeit of restricted - common
stock ........................      (175,000)       (175)         --            --                175            175

Net income (loss) ............          --          --            --     $   668,793             --      $   668,793

BALANCE, September 30, 1997 ..    10,974,000    $ 10,974    $  533,309   $(1,990,390)   $        (225)   $(1,446,332)
                                 ===========    ========    ==========   ===========    =============    ===========
BALANCE, December 31, 1997 ...    11,241,010    $ 11,241    $  800,052   $(1,962,052)   $        (175)   $(1,446,332)
                                 -----------    --------    ----------   -----------    -------------    -----------
Issuance of common stock .....       111,527         112       613,290          --               --          613,402
Issuance of common stock from
conversion of debt ...........       139,000         139       102,024          --               --          102,163

Restricted common stock - ....          --          --
restrictions expire ..........          --          --            --            --

Forfeit of restricted - common          --          --
stock ........................      (175,000)       (175)         --            --

Net income (loss) ............          --          --            --         (69,744)            --          (69,744)

BALANCE, September 30, 1998 ..    11,491,678    $ 11,492    $1,515,366   $(2,031,795)   $        (175)   $  (505,112)
                                 ===========    ========    ==========   ===========    =============    ===========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                  AND PERIODS ENDED SEPTEMBER 30, 1997 AND 1998

                                                           December 31    December 31    September 30    September 30
                                                                  1996           1997            1997            1998
CASH FLOWS FROM OPERATING ACTIVITIES                           Audited      Unaudited       Unaudited       Unaudited
                                                           -----------    -----------    ------------    ------------
     Net income (LOSS) .................................   $(2,370,461)   $   697,132    $    668,793    $    (69,744)
                                                           -----------    -----------    ------------    ------------
Adjustments to reconcile net income (LOSS) to net cash
used in operating activities
     Provision for uncollectible receivables ...........       524,152        816,574         441,168         222,496
     Depreciation and amortization .....................        86,134         93,964          70,473          83,275
     Issuance of common stock for compensation and .....        24,644         91,351           5,429         102,024
interest
     Interest converted to long-term debt ..............        11,259           --              --              --
     Loss on disposal of assets ........................        10,160           --              --              --
Change in assets and liabilities:
     Notes receivable - trade ..........................      (847,912)    (1,048,157)       (798,247)        145,664
     Inventories .......................................       (36,490)         3,060          53,531            (925)
     Prepaid expenses ..................................        (3,793)        17,837          12,725         (15,000)
     Other assets ......................................       (12,270)      (107,095)       (107,095)           (735)
     Accounts payable and accrued liabilities ..........       906,222        (97,203)        (63,717)       (250,590)
     Accounts payable to management and Shareholders ...       376,794         (7,935)        (57,900)        (75,321)
     Unearned revenue ..................................       819,435       (374,482)       (171,360)       (303,340)
                                                           -----------    -----------    ------------    ------------
     Total adjustments .................................     1,858,335       (612,086)       (614,993)        (92,452)
                                                           -----------    -----------    ------------    ------------
        Net cash provided (used) in operating activities      (512,126)        85,046          53,801        (162,196)
                                                           -----------    -----------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ................       (80,150)      (120,278)       (141,382)        (25,682)
     Proceeds from sale of property and equipment ......          --             --              --              --
     Advances to employees and others ..................          --           (1,500)           --            (1,500)
     Collection of receivables from employees and others        15,029          2,322            --             1,321
                                                           -----------    -----------    ------------    ------------
        Net cash used in investing activities ..........       (65,121)      (119,456)       (141,382)        (25,682)
                                                           -----------    -----------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt ......................       296,000        105,045          93,624         887,520
     Repayment of long-term debt .......................      (162,155)      (140,955)        (51,896)       (727,621)
     Proceeds from convertible notes ...................       445,000        140,000          90,000            --
     Dividends paid ....................................          --             --              --              --
                                                           -----------    -----------    ------------    ------------
         Net cash provided by financing activities .....       578,845        104,090         131,728         159,899
                                                           -----------    -----------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                 1,598         69,680          44,147         (27,978)
                                                           -----------    -----------    ------------    ------------
CASH AND CASH EQUIVALENTS, beginning of period .........        42,327         43,925          43,925         113,605
                                                           -----------    -----------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ...............        43,925        113,605          88,073          85,627
                                                           ===========    ===========    ============    ============

      The accompanying notes to consolidate financial statements are an integral part of these statements.

                     SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                  AND PERIODS ENDED SEPTEMBER 30, 1997 AND 1998

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION     December 31   December 31    September 30    September 30
                                                          1996          1997            1997            1998
CASH FLOWS FROM OPERATING ACTIVITIES                   Audited     Unaudited       Unaudited       Unaudited
                                                   -----------   -----------   -------------   -------------
Cash paid during the year for interest             $    94,267   $    80,267   $      42,779   $      39,285
                                                   ===========   ===========   =============   =============

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

            Buildings ..................................           40 years
            Furniture, fixtures and equipment ..........           5-7 years
            Vehicles ...................................           5 years
            Software ...................................           3 years


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

     (j) Interim Financial Statements (Unaudited) - The accompanying financial statements for the interim periods ended September 30, 1997 and 1998 and related disclosures are unaudited. These unaudited condensed interim financial statements do not include all of the disclosures provided in the annual consolidated financial statements and have been prepared in accordance with
Article 10 of Regulation S-X. The Interim financial statements should be read in conjunction with the accompanying annual audited financial statements and footnotes thereto. In the opinion of the Company, all adjustments necessary to fairly present the financial position, results of operations, and cash flows have been reflected in the financial statements for the periods ended September 30, 1997 and 1998. Results for the interim period September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

(3)  NOTES RECEIVABLE - TRADE:  (Continued)

The following is a summary of notes receivable-trade as of December 31, 1996 and 1997:

                                                        1996             1997
                                                     ---------      -----------
Notes receivable-trade .........................     $ 942,867      $ 1,990,370
Less discount ..................................          --               --
Less allowance for uncollectibles ..............      (529,807)      (1,366,145)
                                                     ---------      -----------
Notes receivable-trade, net ....................       413,050          624,225
Less: current portion of notes receivable ......       247,836          445,406
                                                     ---------      -----------
Notes receivable - long term portion ...........     $ 165,224      $   178,819
                                                     =========      ===========

Additionally, Accounts Receivable is summarized as part of the Notes Receivable-Trade net current totals for $20,418 in 1997.

Future principal payments scheduled for collection as of December 31, 1996, are as follows:

           YEAR
          ENDING        AMOUNT
          ------     ----------
           1997..    $  565,720
           1998..       235,717
           1999..       141,430
                     ----------
                     $  942,867
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

(5) LONG-TERM DEBT:

The following is a summary of long-term debt at December 31, 1996 and 1995.

                                                                              YEAR             YEAR
                                                                             ENDING           ENDING
                                                                              1996             1997
                                                                           ---------        ----------
Mortgage note payable in monthly installments of $3,438 of principal plus interest at prime plus 1.5% (9.75% and 10% at December 31, 1996 and 1995, respectively) through December 2003, collateralized by
 property and equipment, guaranteed by a Shareholder...................     $288,750         $ 247,489

Mortgage note payable in monthly installments of $3,458, including interest at prime plus 1.5% (9.75% and 10% at December 31, 1996 and
 1995, respectively,) through July 2004, collateralized by property
 and equipment, guaranteed by a Shareholder............................      228,850            218,284

Mortgage note payable in monthly installments of $1,553, including interest at 14%, through July 2004, collateralized by property and
 equipment, guaranteed by a Shareholder................................       86,770             79,853

Note payable, principal and accrued interest at 6% due December
 1998, uncollateralized.................................................      79,000             79,000

Note payable to Shareholder in monthly installments of $250, including interest at 18% through October 1996, collateralized by
 equipment..............................................................       --                  --

Convertible notes payable, bearing interest at 15%, payable and due
 in varying amounts, and dates, uncollateralized........................     336,261            167,199

Notes payable, bearing interest at 18% payable in varying amounts from August, 1997 through October, 1999, certain notes receivable-
 trade pledged as collateral............................................     251,943            173,213

Obligations under capital leases with interest ranging from 10.74% to 24.58% payable in monthly installments ranging from $329 to $908 through May
 2000, collateralized by software and equipment..........................     98,974            66,961
                                                                           ---------        ----------
Total....................................................................  1,370,548         1,031,999
           Less:  current portion                                          1,073,717           837,473
                                                                           ---------        ----------
           Long-term debt, less current portion                            $ 296,831        $  194,526
                                                                           =========        ==========

Maturities of long-term debt for each of the next five years as of December 31, 1997 are as follows:

YEAR
ENDING                                      AMOUNT
------                                    ----------
1997 .......................              $1,073,717
1998 .......................                 222,267
1999 .......................                  68,481
2000 .......................                   6,083
2001 .......................                    --

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

CAPITAL LEASE OBLIGATIONS--Minimum future lease payments under capital leases (included in long-term debt) as of December 31, 1996 for each of the next five years and in the aggregate are as follows:


        YEAR
      ENDING                                     AMOUNT
     --------                                   --------
        1997 ..................                 $ 46,681
        1998 ..................                   43,717
        1999 ..................                   29,375
        2000 ..................                    5,851
        2001 ..................                      --
  Thereafter ..................                      --
                                                 --------
Total minimum lease payments ..                   125,624

Less: amount representing interest                 26,650
                                                 --------
Present value of net minimum lease payments        98,974
                                                 ========

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


              1996                  1997
            AMOUNT                 AMOUNT
       $    71,760             $      --
            57,510                  57,510

                --                  35,994
       -----------             -----------
           129,270                 129,270
       ===========             ===========

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

The components of the deferred income tax assets and deferred income tax liabilities recorded on the balance sheet at December 31, 1996 are as follows:

Deferred Tax assets:                                                    AMOUNT
                                                                      ---------
     Net operating losses .........................................   $ 385,000
     Reserve for uncollectible accounts payable ...................     135,000
     Related party accruals .......................................     110,000
                                                                        630,000
                                                                      ---------
Deferred tax liability:
     Excess of tax over book depreciation and other ...............     (25,000)
                                                                      ---------
                                                                        605,000
Valuation allowance ...............................................    (605,000)
                                                                      ---------
                                                                      $    --
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

                                   SIGNATURES

      In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of reporting on Form 10-KSB and authorized this report to be signed on its behalf by the undersigned, in the City of Jacksonville State of Florida, on November 12, 1998.

                                  SUCCESS DEVELOPMENT INTERNATIONAL, INC.
                                  (ISSUER)

                                  By
                                    SHAWN M. CASEY, CHIEF EXECUTIVE OFFICER

                                  By
                                    RALPH E. VROMAN, JR, CHIEF FINANCIAL OFFICER