Form 10-K
period 1998-12-31
INTERNATIONAL MEDIA HOLDINGS INC
filed 2000-06-09
CIK 1020213

SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549


FORM  10-KSB
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934


Date of Report (Date of earliest event reported):  December 31, 1998


INTERNATIONAL  MEDIA  HOLDINGS, INC.
F/K/A  SUCCESS  DEVELOPMENT  INTERNATIONAL,  INC.
(Exact name of registrant as specified in its charter)

Florida
333-42499
59-3307487
(State or other jurisdiction
 of incorporation)
(Commission File Number)
(IRS Employer Identification No.)

9799 Old St. Augustine Road
Jacksonville, Florida  32257
(Address of principal executive offices)

(904) 886-2985
Registrant's telephone number, including area code

SUCCESS  DEVELOPMENT  INTERNATIONAL, INC.
(former name or former address, if changed since last report)

U.S. Securities and Exchange Commission
Washington, D.C.  20549

FORM  10-KSB
(Mark One)

X

ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
THE  SECURITIES  EXCHANGE  ACT  OF  1934
For the Fiscal Year Ended December 31, 1998








Or





TRANSITION  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF
THE  SECURITIES  EXCHANGE  ACT  OF  1934




For the Transition Period from  		 to 			.

Commission File No.  333-42499
INTERNATIONAL  MEDIA  HOLDINGS, INC.
F/K/A  SUCCESS  DEVELOPMENT  INTERNATIONAL,  INC.
(Name of small business issuer in its charter)


Florida

59-3307487
(State or other jurisdiction
 of incorporation)

(IRS Employer Identification No.)

9799 Old St. Augustine Road
Jacksonville, Florida  32257
(Address of principal executive offices) (Zip Code)

(904) 886-2985
(Issuer's telephone number)

Securities Registered Under Section 12(b) of the Exchange Act:


None

None
(Title of Each Class)

(Name of Each Exchange on which Registered.)


Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock (par value $.001 per share)
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]  No [ X ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year ending on December 31, 1998 was Four Million Seven Hundred Sixty-five Thousand Two Hundred Sixty-seven and No/100 Dollars ($4,765,267.00).

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 1998 was Five and 50/100 Dollars ($5.50) per share.

(Issuers involved in bankruptcy proceeding during the past five years)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes [   ]  No [   ]

The number of shares outstanding of the Registrant's common stock on December 31, 1998 was 11,459,657 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.


Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]


TABLE  OF  CONTENTS


Part I	Page

Item 1.	Description of Business 		1
Item 2.	Description of Property  		4
Item 3.	Legal Proceedings 		4
Item 4.	Submission of Matters to a Vote of Security Holders 		6

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters 		6
Item 6.	Management's Discussion and Analysis and Results of Operation 		7
Item 7.	Financial Statements  		10


Part III

Item 8.	Changes In and Disagreements With Accountants in Accounting
	and Financial Disclosure 		10
Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act 		10
Item 10.	Executive Compensation 		12
Item 11.	Security Ownership of Certain Beneficial Owners and Management 		13
Item 12.	Certain Relationships and Related Transactions 		13
Item 13.	Exhibits and Reports on Form 8-K 		15




Part I

Item 1.		DESCRIPTION  OF  BUSINESS

	Success Development International, Inc. ("Company") was incorporated in Florida in 1995 and serves as a holding company for its five (5) operating subsidiaries, The LeGrand Group, Inc. ("LGI"), Results Publishing, Inc. ("RPI"), Telstar Consulting, Inc. ("TCI"), SDI Direct Corporation ("SDI Direct") and SDI Internet Services, Inc. ("SDI Internet").

LGI was incorporated in Florida in 1989 for the purpose of marketing and distributing information about real estate investment.

RPI was incorporated in Nevada in 1995 for the purpose of sponsoring work-shops and seminars about the LeGrand Group, Inc.'s financial products and business opportunities. RPI became a Florida corporation in 1995 pursuant to a merger with a wholly-owned subsidiary of Company set up for that specific purpose.

TCI was incorporated in Nevada in 1995 for the purpose of supplying telemarketing sales for LGI and other third party products and services. TCI subsequently became a Florida corporation pursuant to a merger with a wholly-owned subsidiary of Company set up for that specific purpose.

SDI Direct was incorporated in Florida in 1998 for the purpose of creating and marketing products and services primarily through television infomercials.

SDI Internet was incorporated in Florida in 1998 for the purpose of creating an Internet presence for Company through its web site. The web site provides information to interested parties about Company's products and services.

Valley Print and Mail, Inc., a wholly owned subsidiary of Company, was incorporated in Nevada in 1998 for the purpose of merging with and into a printing company located in Nevada. This subsidiary was not operational.

Company, as a whole, produces, markets and distributes information, educational and financial products and services to small businesses and their owners. The products and services are designed to help customers create, increase and maintain real estate and other home-based businesses. Company intends to increase the marketing and distribution of the existing products and services, to expand into more lines of products and services, and to make specific alliances with or acquisitions of companies that will fit Company's strategy.

Company's customers include a broad spectrum of consumers from beginning entrepreneurs looking for the skills to achieve financial independence to experienced entrepreneurs looking to enhance their existing plans and protect existing assets. The products and services are sold through several media, including direct mail, telemarketing, an Internet Web Site, periodical advertising, television, radio, direct sales and customer word of mouth.

Company believes its ability to teach this information in an understandable, easy-to-follow format has enabled it to achieve its present size.
Maintaining its commitment to quality customer support and relationships with customers is necessary, in management's opinion, to achieve further expansion and long-term profitability in the market for informational, educational and financial products and services.

Business Strategy

Based on management's view of the market and what Company's customers want, Company has adopted the following strategy to expand its business:

1. Obtain and create exclusive content for marketable products and services.

2. Build a large portfolio of products and services in categories in which a significant market share can be achieved.

3. Expand distribution of products and services through new outlets and media.

Products and Services

Company focuses on providing information, educational and financial products and services for small businesses and their owners with an in-place follow-up support system.

Management believes that success in its industry requires a solid foundation of proven products and services together with a strong ongoing customer support system. Company's management believes that Company fits this profile, since its products and services are based upon methods and systems used by it as authors and lecturers for many years together with its commitment to continuing customer service.

Company produces, markets and distributes information, education and financial products and services to small businesses and their owners. The products and services are designed to help customers create, increase and maintain real estate and other home-based businesses. Company intends to increase the marketing and distribution for the existing products and services and to expand into more lines of products and services.

Company currently has various products. The Fast Cash With Quick Turn Real Estate is Company's introductory product used to generate interest in Company's other products and services. It provides an overview of methods by which to profit in the real estate business.

The Cash Flow Systems are Company's mid-level products and contain sixteen audio cassette tapes, a written transcript, a workbook and computer software containing forms for use by the customer. There are three Cash Flow Systems:
(i) Wholesale/Retail Cash Flow System; (ii) For Sale by Owner Cash Flow System; and (iii) Lease/Option Cash Flow System.

Company also conducts Boot Camps that offer hands-on training in the three Cash Flow Systems discussed above. In addition to receiving the materials provided with the Cash Flow Systems, Boot Camp participants have the option of attending live training courses for one year following their purchase of the product. In addition, Company promotes and sponsors various conferences throughout the United States that feature speakers on various topics ranging from real estate investment and management, business planning, reducing your taxes and protecting your assets.

Joint Ventures, Strategic Alliances and Acquisitions

Company intends to seek joint ventures with businesses in related markets. Company will consider additional forms of strategic alliances with other companies, as well as possible acquisitions.

Sales And Marketing

Company's basic marketing strategy is to acquire customers throughout the United States and in Canada at little or no cost to Company by selling them a low-priced ($19-$49) product or a one-day workshop designed to educate the purchaser and create a desire to purchase additional products and services from Company. Management's experience has been that many customers purchase additional products and services in ensuing years. Thus, the lifetime value of the customer is significantly greater than just the purchases in the initial year of contact.

As of December 31, 1998, direct mail and telemarketing represents the majority of Company's marketing efforts. Initial leads generated through the mailings are directed to TCI, Company's telemarketing subsidiary or to telemarketing firms under contract with Company. Company also uses its web site (http://www.success-di.com), to advertise its products and services and to provide information about its upcoming events.

Company advertises in local newspapers and industry-related magazines. Radio and television "Infomercials" are used to promote its conferences and sell its products and services. Company also uses radio advertising targeted geographically to coincide with upcoming events.

During conferences, Company sells additional programs, books, video tapes and audio tapes. Generally, fifty percent (50%) of the proceeds from the sale of Speaker-developed items are paid to speakers. Company believes that its programs have met with such high customer satisfaction ratings that its current customers are one of its best referral sources.

Competition

In management's view, the financial and personal development information industry, while large, is highly fragmented into many niches with some competitors being successful in only certain niches, and with no company having acquired dominance in the industry.

Company competes primarily with a large number of privately-owned, educational and publishing companies providing personal and financial development information through a variety of media. Some of Company's competitors have greater financial, marketing, distribution, technical and other resources than Company. Company regards Anthony Robbins & Associates, Nightingale-Conant Corporation, American Marketing Systems, Inc., David G. Phillips Publishing Company, Inc., Agora, Inc., Whitney Leadership Group and The Hume Group, Inc. as its closest competitors in the financial and personal development market.

Government Regulation

Company's business is subject to regulation under the Telemarketing and Consumer Fraud and Abuse Prevention Act and state laws applicable to telemarketing activities. Management believes that it is in substantial compliance with all of the foregoing federal and state laws and the regulations promulgated thereunder. Any claim that Company was not in compliance could result in judgments or consent agreements that would require Company to modify its marketing program. In the worst cases, enforcement of fraud laws can result in forcing a business to close and subject the business and its management and employees to criminal prosecution and civil damage actions.

Employees

As of December 31, 1998, Company had 34 full-time employees and 11 part-time employees. Company's employees are not represented by a labor union and are not subject to any collective bargaining arrangement. Company has never experienced a work stoppage, and Company believes that it has good relations with its employees and contractors.

Item 2.		DESCRIPTION  OF  PROPERTY

Company, through its subsidiary LGI, owns the building in which its headquarters is located at 9799 Old St. Augustine Road, Jacksonville, Florida 32257. This office building contains approximately 14,008 square feet of space and is occupied entirely by Company and its subsidiaries. Management believes that this building will provide adequate office space to meet Company's needs for the foreseeable future.

Company, through LGI, also owns two properties located at 3001 and 3003 Hartley Road, Jacksonville, Florida 32257. Company leases one of these buildings as office space to two tenants under lease agreements with one on a month-to-month basis and another through June 30, 2001 subject to renewal options. Company currently receives rent of $2,800.00 and $3,253.00 per month for the properties, respectively. The buildings contain 3,789 and 3,626 square feet, respectively.

All of Company's properties are security for mortgage loans and are held in land trusts.

Item 3.		LEGAL  PROCEEDINGS

There are no material legal proceedings to which Company is a party or in which Company's property is the subject. The only legal proceedings against the Company are set forth below:

(a)	Company is the defendant in the civil action titled The Marketing Group,
Inc. v. Success Development International, Inc., Case Number 98-2582-GTV, filed on October 28, 1998 and currently pending in the United States
District Court for the District of Kansas. In that action the plaintiff, The Marketing Group, Inc. (the "Marketing Group") has alleged that Company breached a contract which called for the Marketing Group to provide creative services and develop a marketing plan for Company. The amount claimed to be due to the Marketing Group in the action is $105,000.00, but the Marketing Group has informally indicated that it may be willing to settle its claim for a smaller sum. Company denies the Marketing Group's allegations and is vigorously defending the action. Company maintains that there was no final contract and that the Marketing Group is not entitled to be compensated for any work that it did perform because such work was not of acceptable quality.

(b)	On January 28, 2000, a majority of stockholders, by written consent under
Florida law, removed Daniel S. Pena, Sr., the former Chairman of the Board of Directors of Company (the "Former Chairman") for actions they considered detrimental to the welfare of Company. Soon after his removal, the Former Chairman commenced an action against Company and its current President (Mr. David A. Reecher), Vice-President (Mr. Ray
Rach), Chief Financial Officer (Mr. Jose A. Alvarez), and a Board
Member (Mr. Ron LeGrand) (the majority stockholders that had taken the action by written consent). The Former Chairman sought no affirmative relief from Company, but sought relief from one or more of the other defendants for alleged breach of fiduciary duty, conversion of corporate funds, constructive fraud, usurpation of corporate opportunity, waste of corporate assets, conspiracy to defraud and breach of contract.

Company filed a motion to dismiss. Prior to hearing such motion, the Former Chairman amended his action. The complaints included allegations against the President and Chief Financial Officer for actions alleged to have taken place while they were not involved with Company. The plaintiff had been the Chairman of the Board for the entire period of most of the allegations. Company filed an amended motion to dismiss on April 13, 2000.

On April 19, 2000, Company filed suit against the Former Chairman and three of his related companies alleging certain improprieties with regard to the actions that were taken that led to the Former Chairman's dismissal, as well as the interference with advantageous business relationships resulting from the effect of a series of letters sent by the Former Chairman addressed to stockholders, creditors, acquisition candidates, Company vendors and business relationships. The suit further alleges he has posted these letters (as well as other confidential Company information) on a website.

Special counsel has been retained by Company in connection with this action. Company would be responsible for the payment of the fees of the special counsel with respect to the claim against the named directors in the event the directors are successful.

Company intends to vigorously defend the lawsuit filed by the Former Chairman, and to vigorously pursue its claims against the Former
Chairman. The ultimate outcome of these matters is not presently determinable.

Item 4.	SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter for Company's 1998 fiscal year.


PART  II.

Item 5.	MARKET FOR COMMON  EQUITY  AND  RELATED  STOCKHOLDER
MATTERS.

Public Market

Company was in the process of completing its initial public offering with Company's common stock being sold at $5.50 per share. There is no public trading market for Company's common stock.

Broker-Dealer

Company entered into a Letter Agreement dated February 4, 1998 (the "Agreement") with Attkisson, Carter & Akers, Incorporated, a registered securities broker-dealer (the "Broker-Dealer"). Under the Agreement, Company is employing the Broker-Dealer as its exclusive agent to sell its stock.

All subscription payments for shares must be delivered by the Broker-Dealer to the Escrow Agent. A written confirmation along with a copy of the Share Purchase Agreement is mailed by the Broker-Dealer to each subscriber or purchaser within fifteen (15) business days of receipt by the Broker-Dealer. Stock certificates will be issued to subscribers after the final date for purchase through the offering.

As reflected in the prospectus dated February 18, 1998, the offering will end on the earlier of the following: the sale of the maximum amount, twelve months after the date of the prospectus or the date on which Company decides to close the offering. The offering period closed by mutual agreement on January 31, 1999.

Company has agreed to pay the Broker-Dealer a sales commission of ten percent (10%). The Broker-Dealer may offer the shares through other dealers who are members of the National Association of Securities Dealers, Inc., and may grant concessions to or otherwise allow such dealers such proportion of the ten percent commission as the Broker-Dealer may consider proper. In addition, Company has agreed to provide to the Broker-Dealer, for no monetary consideration, options (the "Options") to purchase up to 50,000 shares at an exercise price of $5.50 per share on the basis of one Option for each ten shares sold in the offering. Broker-Dealer was issued 11,333 Options to purchase Company common stock as of December 31, 1998. The Options are exercisable during the five year period commencing on the date of the prospectus (the "Option Exercise Term"). During the Option Exercise Term, the holders of the Options are given, at no cost, the opportunity to profit from a rise in the market price of Company's Common Stock. To the extent that the Options are exercised, dilution to the interest of Company's stockholders will occur. The Options will not be transferred, assigned, pledged or hypothecated for a period of one year from the effective date of the offering except to officers or partners of the Broker-Dealer and members of any selling group and/or their officers or partners. Any profit realized by the Broker-Dealer on the exercise of the options and the ensuing sale of the underlying shares of common stock may be deemed additional compensation to the Broker-Dealer.

Company has agreed to indemnify the Broker-Dealer against liabilities incurred by the Broker-Dealer by reason of any untrue statement of a material fact contained in Company reporting statements or by reason of the omission of a material fact necessary in order to make the statements, in light of the circumstances, not misleading, where such information relates to or was furnished by Company in writing.

Number of Holders/Dividends

The number of holders of record of Company's common stock on December 31, 1998 was approximately 150. Company has only one class of stock as of December
31, 1998. In addition, Company has never declared a dividend and does not presently intend to pay any dividends. Future dividends, if any, will depend on Company's profitability, financial condition, capital requirements and other considerations determined by the Board of Directors. Any future agreements with lenders may also restrict Company's ability to pay dividends.

Use of Proceeds

The net proceeds available to Company from the sale of shares in the offering through December 31, 1998 was $490,442. Company has used the net proceeds for marketing and advertising,(1) payment of accounts payable and working capital.

(1)	An amount equal to $324,478 in the aggregate was loaned on a short term basis to Mr. Ron LeGrand, Mr. Raymond Rach (and/or Mr. Rach's IRA) and a shareholder who was neither a director nor a member of management in 1998.
Mr. LeGrand and Mr. Rach and/or his IRA then made loans to one of Company's subsidiaries for marketing and advertising expenses. The loans and the treatment of these loans are more fully described in Item 12 below.

Item 6.	MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  RESULTS  OF
OPERATIONS

The following discussion and analysis of Company's consolidated results of operations for the years ended December 31, 1997 and 1998 is based upon and should be read in conjunction with, the financial information set forth in the Consolidated Financial Statements, including their notes, included elsewhere in this report.

Results Of Operations

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

Revenues decreased $605,205, or 11.3%, to $4,765,267 in 1998 from $5,370,472 in 1997. The decrease resulted primarily from Company's focus on restructuring Company's internal operations, during which time sales and marketing campaigns did not produce the desired results.

Cost of product sales and direct operating expenses increased $17,520 or 0.6% to $2,751,802 in 1998 from $2,734,282 in 1997. The increase resulted primarily from increased advertising and direct mail marketing, which increased
$98,419, or 18.6% to $626,766 from $528,347 and included the development of an infomercial to be used in national TV campaigns. Certain direct costs were relatively fixed and therefore did not decrease in relation to a percent of revenues.

General and administrative expenses increased $147,370, or 7.2%, to $2,201,672 in 1998 from $2,054,302 in 1997. The increase in expenses was attributable to the upstart of two additional enterprise operations, which will facilitate the sales of Company's products, including the establishment of an internet presence.

Depreciation and amortization expenses decreased $8,211, or 7.9%, to $95,980 in 1998 from $104,191 in 1997, primarily due to the use of accelerated methods of depreciation, which increased depreciation in the early years of the asset's life.

Interest expense decreased $93,520, or 53.0%, to $82,956 in 1998 from $176,476 in 1997, primarily attributed to the conversion of various notes payable and accrued interest to stock.

During 1998, Company engaged an outside agency to negotiate settlements of past due trade accounts payable. The firm was able to negotiate settlements of approximately $101,000 on debts of approximately $256,000. The agency charged a fee related to these services of approximately $51,000. The result was a gain on restructuring debt of $104,000, which has been presented as an extraordinary item.

Liquidity and Capital Resources

Liquidity and capital resources have traditionally been financed through operating cash flow, private placement of convertible debt and issuance of stock.

Cash management is a key element of our operating philosophy and future strategic plans. Even while under capitalized, we have managed cash flow sufficiently given the turnover rate of our current liabilities.

In our opinion, working capital is sufficient to meet our present working capital needs. We have historically grown at a fast pace despite being under capitalized. We will use the available funds in the manner which we feel will best produce revenues and profitability. Our emphasis will be to focus on effective marketing programs.

In early 1999, the Company merged with Great Wisdom Publishing, Inc. (GWP). The merger was effected through a transfer of stock. The management of GWP has continued as the management of Company. As a result of the merger, the new management expects to obtain operating efficiencies by combining similar functions. This will allow Company to pursue additional funds through financing activities and equity capital.

Operating activities used $369,836 in cash for 1998 as compared to cash provided by operating activities of $196,493 in 1997. The cash used by operating activities resulted from the start up of two additional and new business activities - SDI Direct Corporation in the second quarter and SDI Internet Services Inc. in the third quarter as well as reducing accounts payable and accrued expenses by $115,223.

During 1998 and 1997, our investing activities consisted primarily of investment in property and equipment representing net cash used in 1998 of $3,066 and $15,508 for 1997.

Financing activities in 1997 included the issuance of $138,161 of convertible notes, which were payable 270 days from the date of their issuance. All notes are convertible into our common stock at a conversion rate of one share of common stock for each $1.00 of principal amount of the notes. The conversion of the notes is subject to the legal registration of the shares issuable upon conversion or an applicable exemption from such registration. During 1997, the holders of notes totaling $265,866 converted these notes into common stock in exchange for cancellation of the debt and accrued interest into 316,174 shares of common stock in 1997. In 1998, $124,422 in notes payable plus interest were converted to 139,141 shares of common stock. Also in 1997, $192,400 of other notes payable and accrued interest was converted into 201,615 shares of common stock.

During 1998, Company completed its initial public offering and the net proceeds of the offering were $490,442 through 1998.

We have approximately $1,100,000 in net operating loss carryovers from 1998 and prior years available to reduce future taxable income which expire in the years 2010 through 2018. Utilization of the net operation loss carryovers is subject to the separate return limitation year ("SRLY") restrictions for consolidated tax returns, and realization is dependent upon Results Publishing, Inc. and Telstar, Inc. generating sufficient separate taxable income to utilize the net operating losses. A valuation allowance was established for the deferred income tax asset because it is probable the deferred tax asset will not be realized. As time passes, management will be able to better assess any benefit it may realize from using the loss carryforward.

As shown in the accompanying consolidated financial statements, Company incurred a net loss of $263,143 during the year ended December 31, 1998. As of that date, Company's current liabilities exceeded its current assets by $1,548,603. Current liabilities included $251,971 payable to related parties that Company expects to continue to delay payment of and $489,593 of unearned revenue for which Company expects to continue at or near that level. In connection with the merger previously discussed, Company had a change in management. The new management of Company has developed plans to return to profitability by restructuring existing liabilities, instituting various cost saving measures, implementing an aggressive media campaign, and limiting acquisitions to those that can be obtained through equity or long-term debt.

EFFECT OF INFLATION. Company's income and profitability is not affected positively or adversely by inflation.

Item 7.		FINANCIAL  STATEMENTS

The information required by this Item is attached as Appendix A.

Item 8.	CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  IN
ACCOUNTING  AND  FINANCIAL  DISCLOSURE

None.


Part III

Item 9.	DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16(a)  OF
THE  EXCHANGE  ACT

The following persons were the executive officers and directors of Company as of December 31, 1998:

Name
Age
Position
Director
Since




Daniel S. Pena, Sr.
52
Director and Chairman (1) (5)
1995
Shawn M. Casey
38
Chief Executive Officer, President, Secretary
Director and Vice Chairman (1) (8)
1995
Raymond Rach
63
Director and Vice President (2)
1995
Ralph E. Vroman, Jr.
38
Director (3)
1998
Jarrell D. Ormand
78
Director (4) (7)
1996
Hugh L. Carey
76
Director (4) (6)
1996

- - - - - - - - - - - - - - - - - - - - - - -

(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Terminated as CFO on December 3, 1998 and not re-elected as director on
    March 9, 1999.
(4) Member of Compensation Committee
(5)	Member was removed from Board January 28, 2000 (see Item 3, Litigation)
(6)	Member resigned from Board in April 1999
(7)	Member resigned from Board in November 1999.
(8)	Member resigned from Board and his position as Vice-Chairman in September
    1999

Directors of Company serve staggered three year terms, so that two directors are elected each year. Following is a brief description of the background of the officers and directors of Company based on information provided by them to Company.

Daniel S. Pena, Sr., joined The LeGrand Group, Inc. in early 1995 as a director and Chairman of the Board. He became a director of Company in April, 1995, and Chairman of the Board of Company in November, 1995. Since 1992, Mr. Pena has been the controlling shareholder and chairman of Great Western Development Corporation, a publishing company. Mr. Pena founded Great Western Resources, a publicly held natural resources company, in 1982 and served as its Chief Executive Officer and Chairman until 1992. From 1979 to 1982, Mr. Pena was chairman and CEO of JPK Industries, a natural resources company. From 1977 until 1979, Mr. Pena held the position of Vice President at the investment banking firm of Bear Stearns and Co. in Los Angeles, California, and from 1975 until 1977, that of Director of Financial Planning at Paine Webber
Jackson & Curtis in Los Angeles, California. He was a member of the board of trustees, California State University, Northridge, where he graduated in 1971 with a B.S. in Business Administration.

Shawn M. Casey, Esq., joined The LeGrand Group, Inc. as General Counsel and Conference Director in January, 1995. Since November, 1995, he has served as President, Chief Executive Officer and Secretary of Company. He became a director of Company in April, 1995. In August, 1997, he was elected Vice-Chairman of the Board of Directors. From 1989 until 1994, Mr. Casey conducted a solo law practice in Pittsburgh, Pennsylvania focused primarily on real estate and business matters. At the same time, he was a shareholder and President of Emerald Settlement Services, Inc., a title insurance agency in Pittsburgh, Pennsylvania. He founded Dream Development Corporation in 1993 to sponsor and promote seminars, workshops and information products. He graduated from the University of Scranton in Pennsylvania with a B.A. in Communications in 1981, and received his Juris Doctor degree from Duquesne University in 1985.

Raymond Rach joined The LeGrand Group, Inc., as President in January, 1993.
Mr. Rach served as President of Company from April, 1995 until November,
1995, when he became President of Telstar Consulting, Inc., Company's telemarketing subsidiary, and a Vice President of Company. He has served as a director of Company since April, 1995. Prior to joining The LeGrand Group, Inc., Mr. Rach spent five years, from 1987 to 1992, as Executive Vice President with Budd Mayer Corporation, one of the nation's largest regional food brokerage firms.

Jarrell D. Ormand joined Company in July, 1996 as a Director. From 1963 to 1990, Mr. Ormand was the Chairman and Chief Executive of Ormand Industries, Inc., a publicly-traded American Stock Exchange company whose interests included advertising, container manufacturing, apparel, auto leasing, and electronics. From 1955 to 1958, Mr. Ormand was on the Board of Directors of the America Petroleum Institute of the Permian Basin (West Texas and New Mexico). Mr. Ormand is currently a director of Centinela Hospital, a nonprofit hospital based in California. Since 1990, Mr. Ormand has been retired.

Governor Hugh L. Carey joined Company in August, 1996 as a Director. From November 1974 to November 1982, Mr. Carey served as governor of the State of New York. From 1982 to December 31, 1995, Mr. Carey was an Executive of W.R. Grace & Co., a holding company. From January 1, 1996 to present, Mr. Carey is Of Counsel to the law firms of Whitman Breed Abbott & Morgan and Heinrich Gordon Hargrove Weihe & James, P.A.

Ralph E. Vroman, Jr. joined Company in January, 1997 as Controller. In September 1997, he was promoted to Chief Financial Officer. Prior to joining Company, Mr. Vroman served as Controller for Dixie Sales Company, an international wholesale distributor for Polaroid Corporation, in Jacksonville, Florida, from 1994 to 1997. From 1986 to 1994, Mr. Vroman was a financial consultant with FLC Associates, in Tampa, Florida. He consulted to General Electric, General Motors, Publix, Schnucks and other large corporations. He is a Chartered Financial Analyst with multiple degrees in Business Administration, Finance, Economics, Computers and German. Mr. Vroman was terminated as Chief Financial Officer of Company on December 3, 1998.

Key Employee

Ron LeGrand, 51, founded The LeGrand Group, Inc. in 1989. He was President and a Director of The LeGrand Group, Inc. until January 1995 and President, Secretary, Treasurer and a Director of Results Publishing, Inc. until November 1995. He resigned as a Director of Company in March 1996. An active real estate entrepreneur, Mr. LeGrand has bought and sold more than 1,100 single family houses over the last 13 years. Based upon this personal experience, Mr. LeGrand developed many of the courses and programs offered by Company today. In addition, Mr. LeGrand speaks nationally, teaching his real estate investing and management methodology as Company's programs.

Item 10.	EXECUTIVE  COMPENSATION

For the fiscal years set forth below, the following executive officers were the most highly compensated executive officers of Company:



ANNUAL  COMPENSATION


Name/Principal
Position

Year

Salary

Bonus
Other Annual
Compensation
Shawn Casey,
President/CEO
1998
$108,272
-0-
$214,886*

1997
147,253
-0-
147,010*

1996
70,968
-0-
285,459*
Raymond Rach,
Vice President
1998
244,374
-0-
-0-

1997
133,914
-0-
-0-

1996
261,908
-0-
-0-
Ron LeGrand
1998
231,801
-0-
-0-

1997
115,438
-0-
-0-

1996
-0-
-0-
227,400*
Daniel S. Pena,
Chairman
1998
-0-
-0-
17,235*

1997
-0-
-0-
2,959*

1996
-0-
-0-
24,803*
*  See contractual arrangements described in Item 12, Certain Relationships
Item 11.	SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
AND  MANAGEMENT

The table below presents certain information regarding beneficial ownership of Company's common stock (Company's only voting security) as of December 31, 1998, by (i) each shareholder known to Company to own, or have the right to acquire within 60 days, more than 5% of the outstanding shares of common stock, (ii) each executive officer and director of Company, and (iii) all executive officers and directors as a group.



Name
Number of
Shares
Owned
No. of Shares Which
May be Acquired
Within 60 Days
Total Shares
Beneficially
Owned

Percent
of Class
Ron LeGrand (a)
5,586,982
125,000
5,711,982
40.22%
Daniel S. Pena (b)
2,250,000
1,000,000
3,250,000
22.88%
Raymond Rach (a)
773,179
125,000
898,179
6.32%
Shawn M. Casey (a)
600,000
1,075,000
1,675,000
11.79%
Hugh L. Carey (c)
120,000
0
120,000
 .008%
Jarrell D. Ormand (d)
120,000
0
120,000
 .008%
Ralph E. Vroman (e)
0
0
0
0%
All Directors and
Executive Officers
as a Group (6 persons)
3,863,179
2,200,000
6,063,179
42.69%
Total Shares Outstand-
ing/Vested Options
11,459,657
2,743,433
14,203,090
100%

(a)	Business Address:	9799 Old St. Augustine Road, Jacksonville, Florida
    32257
(b)	Business Address:	11622 Dorrance Lane, Stafford, Texas  77477
(c)	Business Address:	200 Park Avenue, New York, New York  10166
(d)	Home Address:	577 Perugia Way, Los Angeles, California  90077
(e)	Home Address:	3800 South University Boulevard, Jacksonville, Florida
    32216

Item 12.	CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Shawn M. Casey, Company's President and Chief Executive Officer, is the sole shareholder and president of Dream Development Corporation ("DDC"). Under an arrangement with Company, DDC accrued 70% of the gross sales price of its products sold at Company events at which Mr. Casey is a speaker and 49% of the gross sales price of its products otherwise sold by Company. DDC is responsible for paying Mr. Casey's travel expenses (except for travel to certain conferences, which are paid by Company), product costs, event costs and shipping and related costs. DDC received from Company, pursuant to this arrangement, $285,459 in fiscal year 1996, $147,010 in fiscal year 1997 and $214,886 in fiscal year 1998.

Ron LeGrand, who is beneficially the owner of 5,711,982 shares, is the sole shareholder and president of Northside Funding, Inc. ("NFI"). Under an oral contract with Company which terminated in December 1996, NFI received 40% of the gross sales price of certain products sold at Company events at which Mr. LeGrand was a speaker. NFI earned from Company, pursuant to this arrangement, $227,400 in fiscal year 1996. All products or services which Mr. LeGrand has created, or will create, during his employment with Company are the exclusive property of Company. In addition to creating new products for Company, Mr. LeGrand helps create and maintain the material included in the "Cash Flow Systems" and "Boot Camps," described in Item 1, teaches at the "Boot Camps," assists in creating and planning marketing campaigns, and speaks on behalf of Company at many workshops and seminars throughout the United States and Canada. Company owed Mr. LeGrand $145,610 for compensation accruals from 1996 and 1997.

Mr. Ron LeGrand originally executed a promissory note in the amount of and received $99,495.00 from Company or one of its subsidiaries in May of 1998. Mr. LeGrand pledged as collateral 18,090 shares of Company's common stock he purchased pursuant to the initial public offering. In June of 1998, Mr. LeGrand loaned Company $99,495.00. These amounts were offset and considered repayment of the promissory note made to Company.

A shareholder who was neither a director nor a member of management received a loan in the amount of $124,998 from Company on May 28, 1998, which was secured by 22,727 shares of Company's common stock that such shareholder purchased pursuant to the initial public offering. Mr. LeGrand had certain personal obligations to this non-management shareholder. As of May 28, 1998, Company owed Mr. LeGrand $145,610 for compensation accruals from 1996 and 1997. Mr. LeGrand agreed to offset the shareholder's obligation to Company with Mr. LeGrand's compensation accruals in the amount of $124,998 as of May 28, 1998 leaving no balance due to Company from the shareholder. As of June 3, 1998, Company still owed Mr. LeGrand accrued compensation in the amount of $20,611. Mr. LeGrand received checks/advances from Company totaling $10,939.76 from September through December 1998 leaving a balance of $9,672 owed to Mr. LeGrand by Company. Mr. LeGrand received additional checks/ advances totaling $42,244 from January through June 1999. This eliminated any balances owed to Mr. LeGrand and instead Mr. LeGrand owed Company $32,572 as of June 30, 1999. The balance of $32,572 was converted to a promissory note with recourse at 9% per annum interest as of June 30, 1999. Interest from July 1, 1999 through January 31, 2000 of $1,710 will be added and payments of $2,998 for 12 months will be repaid to Company by Mr. LeGrand.

Mr. Raymond Rach and/or his IRA received a loan from Company or one of its subsidiaries in the amount of $99,984 in June, 1998 secured by 18,179 shares of Company's common stock that was purchased pursuant to the Company's initial public offering. Mr. Rach deposited $50,000 from the loan into Company in June of 1998. As of June 30, 1998, Company owed Mr. Rach a balance of $51,319.00 for compensation accruals from 1996. These amounts have been offset against the monies received by Mr. Rach with a net balance due to Mr. Rach of $1,334 as of June 30, 1998. Mr. Rach has received checks from Company totaling $17,395 from July 1, 1998 through March, 1999 and Mr. Rach owes Company $16,060 as of June 30, 1999. Interest at 9% from July 1, 1999 through January 31, 2000 of $843 will be added to the balance. Mr. Rach will pay $1,000 in February 2000 and begin payment on a Promissory Note with recourse at 9% per annum interest starting March 1, 2000 over twelve equal payments.

Mr. Daniel S. Pena, Company's Chairman and a director, is the controlling shareholder and Chairman of Great Western Development Corporation ("Great Western"). Under an arrangement with Company, Great Western receives 75% of the gross sales price of products sold at Company-sponsored events. Great Western and/or Mr. Pena received from Company, pursuant to this arrangement, $24,803 fiscal year 1996, $2,959 in fiscal year 1997 and $17,235 in fiscal year 1998.

Item 13.	EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits Required by Item 601 of Regulation S-B

Exhibit
Number

1
Agency Agreement between Company and Attkisson, Carter & Akers is incorporated by reference to the indicated exhibit to Company's Form 10-QSB (File Number 333-42499) Filed on November 13, 1998
2
Amended and Restated Articles of Incorporation are incorporated by reference to the indicated exhibit to Company's Definitive 14A File Number 333-42499 Filed on March 1, 1999
10.1
Executive Stock Option is incorporated by reference to the indicated exhibit to Company's Form 10-QSB (Filed Number 333-42499) Filed
on November 13, 1998
10.2
Incentive Stock Option Agreement is incorporated by reference to the indicated exhibit to Company's Form 10-QSB (File Number 333-
42499) filed on November 13, 1998
10.3
Restricted Stock Agreement is incorporated by reference to the indicated exhibit to Company's Form 10-QSB (File Number 333-
42499) Filed on November 13, 1998
10.4
Employment Agreement is incorporated by reference to the indicated exhibit to Company's Form 10-QSB (File Number 333-42499) Filed
on November 13, 1998
10.5
Long Term Incentive Plan is incorporated by reference to the indicated exhibit to Company's Form 10-QSB (File Number 333-42499) Filed on November 13, 1998


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.
Signature

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						INTERNATIONAL  MEDIA  HOLDINGS, INC.
						f/k/a SUCCESS  DEVELOPMENT
 						INTERNATIONAL, INC.

Date: 		June 8, 2000		 	              By: 		/s/ Jose A. Alvarez
								                                   Jose A. Alvarez, CPA
						                       Executive Vice President, Chief Financial Officer


APPENDIX   A

INTERNATIONAL MEDIA HOLDINGS, INC.
f/k/a SUCCESS DEVELOPMENT INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


JAMES  MOORE &  CO., P.L.
CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITORS' REPORT
The Board of Directors of
 International Media Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of International Media Holdings, Inc. and subsidiaries f/k/a Success Development International, Inc. ("the Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Media Holdings, Inc. and subsidiaries f/k/a Success Development International, Inc. as of December 31, 1998 and 1997, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.
							//S//  James Moore & Co.
Daytona Beach, Florida
December 28, 1999, except for Notes (15) and (16) which are as of April 19, 2000


INTERNATIONAL MEDIA HOLDINGS, INC.
f/k/a SUCCESS DEVELOPMENT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

1998
1997
ASSETS



Current assets


Cash and cash equivalents
$	103,306
$	45,716
Inventories
72,572
49,307
Prepaid expenses
18,091
18,295
Total current assets
193,969
113,318



Property and equipment, net
970,963
1,049,759



Other assets


Receivables from employees and others
31,905
28,316
Other
55,717
72,044
Total other assets
87,622
100,360



Total Assets
$	1,252,554
$	1,263,437



LIABILITIES AND STOCKHOLDERS' DEFICIT



Current liabilities


Accounts payable and accrued expenses
$	856,439
$	1,049,409
Accounts payable to management and stockholders
251,971
323,953
Current portion of long-term debt
144,569
372,658
Unearned revenue
489,593
526,491
Total current liabilities
1,742,572
2,272,511



Long-term debt, less current portion
721,994
569,627
Total liabilities
2,464,566
2,842,138



Commitments and contingencies (Notes 14 and 15)





Stockholders' deficit


Common stock, $.001 par value; 25,000,000 shares authorized in
1998 and 1997, 11,459,657 and 11,206,789 shares issued and
outstanding in 1998 and 1997, respectively
11,460
11,207
Additional paid in capital
1,422,916
793,513
Accumulated deficit
	(2,646,388)
	(2,383,245)
Unearned compensation - restricted stock
-
	(176)
Total stockholders' deficit
	(1,212,012)
	(1,578,701)



Total Liabilities and Stockholders' Deficit
$	1,252,554
$	1,263,437


INTERNATIONAL MEDIA HOLDINGS, INC.
f/k/a SUCCESS DEVELOPMENT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

1998
1997



Revenues
$	4,765,267
$	5,370,472



Operating expenses


Cost of product sales and direct operating expenses
2,751,802
2,734,282
General and administrative
2,201,672
2,054,302
Total operating expenses
4,953,474
4,788,584



Income (loss) before interest, income taxes, depreciation,
amortization, extraordinary item and cumulative effect of a
change in accounting principle
	(188,207)
581,888



Other expenses


Interest expense
	82,956
	176,476
Depreciation and amortization
95,980
104,191
Total other expenses
178,936
	280,667



Income (loss) before income taxes, extraordinary item and
cumulative effect of a change in accounting principle
	(367,143)
301,221



Provision for income taxes


Income taxes
-
113,000
Benefit of net operating loss carryforward
-
	(113,000)
Total provision for income taxes
-
-



Income (loss) before extraordinary item and cumulative effect of a change in accounting principle
	(367,143)
301,221



Extraordinary item - gain on restructuring of debt
104,000
-



Cumulative effect of accounting changes
-
	(25,283)



Net Income (Loss)
$	(263,143)
$	275,938



Income (loss) before extraordinary item and cumulative effect of a change in accounting principle per common share


Primary
$	(.03)
$	.03
Fully diluted
$	(.03)
$	.03



Net income (loss) per common share


Primary
$	(.02)
$	.03
Fully diluted
$	(.02)
$	.03

INTERNATIONAL MEDIA HOLDINGS, INC.
f/k/a SUCCESS DEVELOPMENT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Common Stock
Shares
Common Stock
Amount
Additional Paid
In Capital
Accumulated
Deficit
Unearned
Compensation
Restricted
Stock
Total
Stockholders'
Deficit







Balance, December 31, 1996
10,355,000
$	10,355
$	267,309
$	(2,659,183)
$	(550)
$	(2,382,069)







Issuance of common stock to a stockholder in exchange
for various copyrights
500,000
500
-
-
-
500
Conversion of 15% notes payable and accrued interest
316,174
316
315,858
-
-
316,174
Conversion of 18% notes payable and accrued interest
201,615
202
201,413
-
-
201,615
Restricted common stock - restrictions expired
-
-
-
-
199
199
Restricted common stock - forfeited
	(175,000)
	(175)
-
-
175
-
Stock issued as payment on accounts payable
9,000
9
8,933
-
-
8,942
Net income
-
-
-
275,938
-
275,938
Balance, December 31, 1997
	11,206,789
	11,207
	793,513
	(2,383,245)
	(176)
	(1,578,701)







Employee stock options exercised
400
1
72
-
-
73
Conversion of 15%  notes payable and accrued interest
139,141
139
139,002
-
-
139,141
Restricted common stock - restrictions expired
-
-
-
-
176
176
Shares issued pursuant to public offering
113,327
113
490,329
-
-
490,442
Net loss
-
-
-
	(263,143)
-
	(263,143)
Balance, December 31, 1998
11,459,657
$	11,460
$	1,422,916
$	(2,646,388)
$	-
$	(1,212,012)

INTERNATIONAL MEDIA HOLDINGS, INC.
f/k/a SUCCESS DEVELOPMENT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
Increase (Decrease) in Cash and Cash Equivalents

1998
1997



Cash flows from operating activities:


Net income (loss)
$	(263,143)
$	275,938
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:


Depreciation and amortization
95,980
104,191
Gain on restructuring of debt
	(104,000)
-
Effect of accounting changes
-
25,283
Change in assets and liabilities:


Receivables from employees and others
	(3,589)
	(17,816)
Inventories
	(23,265)
25,911
Prepaid expenses
204
10,687
Other assets
80,098
38,901
Accounts payable and accrued expenses
	(115,223)
	(61,528)
Unearned revenue
	(36,898)
	(205,074)
Total adjustments
	(106,693)
	(79,445)
Net cash provided by (used in) operating activities
	(369,836)
196,493



Cash flows from investing activities:


Purchases of property and equipment
	(3,066)
	(15,508)

INTERNATIONAL MEDIA HOLDINGS, INC.
f/k/a SUCCESS DEVELOPMENT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
Increase (Decrease) in Cash and Cash Equivalents
(Continued)

1998
1997



Cash flows from financing activities:


Proceeds from long-term debt
$	700,000
$	305,881
Payment of loan issuance costs
	(39,629)
-
Repayment of long-term debt
	(702,438)
	(324,518)
Accounts payable to management and stockholders
	(81,654)
	(96,786)
Proceeds from public offering
623,302
-
Payment of costs related to stock offering
	(69,089)
	(63,771)
Net cash provided by (used in) financing activities
430,492
	(179,194)



Net increase in cash and cash equivalents
57,590
1,791



Cash and cash equivalents, beginning of year
45,716
43,925



Cash and cash equivalents, end of year
$	103,306
$	45,716



Supplemental disclosure of cash flow information:


Cash paid during the year for:


Interest
$	76,200
$	126,418
Noncash investing and financing activities:
During 1998 and 1997, the Company entered into various capital leases for equipment for $11,350 and $54,337, respectively.
During 1998 and 1997, long-term debt and accrued interest was converted to common stock and additional paid in capital in the amount of $139,141 and $517,789, respectively.
During 1997, 500,000 shares of common stock were issued to a stockholder for various copyrights.
During 1997, 9,000 shares of common stock were issued as payment on accounts payable of $8,942.


(1)	The Company and Its Operations:
Success Development International, Inc. ("the Company") was incorporated
April 7, 1995 for the purpose of forming a holding company structure for The LeGrand Group, Inc. ("LeGrand"), Results Publishing, Inc. ("Results"),
Telstar Consulting, Inc. ("Telstar"), SDI Direct Corporation, ("SDI Direct")
and SDI Internet Services, Inc. ("SDI Internet"). As disclosed in Note (14), the Company was acquired on March 31, 1999 and was renamed International
Media Holdings, Inc.
LeGrand develops and sells a variety of real estate related educational materials. Results organizes and promotes general business conferences designed to provide participants with real estate and other home based business opportunities. Telstar conducts various telemarketing services for the Company. SDI Direct facilitates sales of Company products through infomercials. SDI Internet facilitates sales of Company products through the Internet. These operations are conducted throughout the United States.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all material intercompany balances and transactions have been eliminated.
(2)	Summary of Significant Accounting Policies:
The following is a summary of the more significant accounting policies and practices of the Company which affect the accompanying consolidated financial statements:
(a)	Cash and cash equivalents-For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.
(b)	Inventories-Inventories, consisting of educational materials held for resale, are stated at the lower of cost or market with cost determined on a first-in, first-out basis.
(c)	Property and equipment-Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets and leased equipment and software is amortized over the useful life of the asset. Estimated useful lives of property and equipment are as follows:
Buildings and improvements
39 years
Furniture, fixtures and equipment
5 - 7 years
Computer software
3 years
Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.
(2)	Summary of Significant Accounting Policies:  (Continued)
(d)	Organization costs-Organization costs incurred prior to 1997 were capitalized and amortized over a 60-month period. During 1997, in accordance with SOP 98-5, the unamortized balance was charged to income.
(e)	Revenue recognition-The Company provides services which entitle the purchaser to attend training seminars within one year after the order date. Training seminar tuition is deferred and recognized only upon receipt of the tuition and after attendance or expiration. Other revenues are recognized as earned.
(f)	Advertising-The Company charges to income the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct response advertising consists primarily of direct mail with order response information. The capitalized costs of the advertising are amortized over the one month period following the mail-out campaign. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expenses for the years ended December 31, 1998 and 1997, were approximately $560,000 and $540,000, respectively.
(g)	Income taxes-Deferred income tax liabilities and assets are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. See Note (9).
(h)	Use of estimates-The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(i)	Earnings per share-Earnings per share amounts are based on the weighted average number of shares outstanding. Diluted earnings per share include the dilutive effect of stock options, warrants and convertible debt.
(j) Stock-based compensation-The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees
(APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the employee stock options exceeded the market price of the underlying stock of the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation.
(3)	Property and Equipment:
The Company leases certain equipment under capital leases. The cost and related accumulated amortization on these assets at December 31, 1998 and 1997, are $199,008 and $187,666, and $123,851 and $82,106, respectively. Some of the capital leases are personally guaranteed by a stockholder.
The following is a summary of property and equipment at December 31:


1998
1997
Land
$	196,741
$	196,741
Buildings and improvements
723,656
723,656
Furniture, fixtures and
equipment
302,142
287,726
Computer software
91,361
91,361

1,313,900
1,299,484
Less:  accumulated depreciation
	(342,937)
	(249,725)
Property and equipment, net
$	970,963
$	1,049,759
See Note (5) relative to rental properties included above.
(4)	Long-Term Debt:
The following is a summary of long-term debt at December 31, 1998 and 1997.

1998
1997
Mortgage note payable in monthly installments of $3,458 plus interest at prime plus 1.5% (10.0% at December 31, 1997)
collateralized by property and equipment, guaranteed by a
stockholder.
$	-
$	224,895
Mortgage note payable in monthly installments of $3,438,
including interest at prime plus 1.5% (10.0% at December 31,
1997), collateralized by property and equipment, guaranteed
by a stockholder.
-
247,406
Mortgage note payable in monthly installments of $8,452,
including interest at prime plus 5% (13.5% at December 31,
1998) through May 2008, collateralized by property and
equipment, guaranteed by a stockholder.
695,825
-
Note payable to a Director, principal and accrued interest at
6.0%, due December 1998, uncollateralized.
-
79,000
Convertible note payable, bearing interest at 15%, due on
demand, uncollateralized.
-
124,422
Notes payable, bearing interest at 18% payable in varying
amounts, due on dates ranging from January, 1998 to March,
2000 with some due on demand.
104,936
152,829
Obligations under capital leases with interest ranging from
7.15% to 24.58% payable in monthly installments ranging
from $329 to $908 through July 2002, collateralized by
equipment.
65,802
113,733
Total
866,563
942,285
Less:  current portion
144,569
372,658
Long-term debt, less current portion
$	721,994
$	569,627
Maturities of long-term debt for each of the next five years as of December 31, 1998 are as follows:
Year ending
December 31,
Amount
1999
$	144,569
2000
29,066
2001
19,350
2002
13,913
2003
13,625
As discussed in Note (6), a stockholder assigned his interests in land trusts to the Company. The land trusts hold properties and are obligated on the related mortgages amounting to $695,825 and $472,301 at December 31, 1998 and 1997, respectively.
Capital Lease Obligations-Minimum future lease payments under capital leases (included in long-term debt) as of December 31, 1998 for each of the next five years and in the aggregate are as follows:
Year ending
December 31,
Amount
1999
$	44,217
2000
18,747
2001
9,977
2002
2,000
Total minimum lease payments
74,941
Less:  amount representing interest
	(9,139)
Present value of net minimum lease payments
$	65,802
(5)	Lessor Activities:
One of the Company's buildings is leased to a tenant under an operating lease through June 30, 2001. The costs and accumulated depreciation of property and equipment held for lease are $365,078 and $29,429 at December 31, 1998. A schedule of minimum future lease receipts under the operating lease based on the rental in effect at December 31, 1998, without regard to the exercise of renewal options, follows:
Year ending
December 31,
Amount
1999
$	39,036
2000
40,596
2001
21,108
(6)	Related Parties:
During the years ended December 31, 1998 and 1997, two stockholders and companies controlled by them had arrangements with the Company whereby they received a percentage of the gross sales price of their products sold at Company events. Additionally, they received fees for speaking at Company events. Expenses recognized by the Company relating to these stockholders and companies controlled by them for the years ended December 31, 1998 and 1997 were approximately $230,000 and $165,000, respectively. At December 31, 1998 and 1997, $242,299 and $120,850, respectively was due to these stockholders and companies controlled by them.
Two other stockholders were owed for accrued salaries or commissions that had not been paid of $203,103 as of December 31, 1997.
During 1998, three stockholders borrowed $324,478 from the Company, which was collateralized by their shares of common stock in the Company. Of this amount, $149,495 was immediately repaid directly by the stockholders leaving a balance owed of $174,983. One of the stockholders had personal obligations to the other stockholder and agreed to assume their debt in the amount of $124,999. The stockholder agreed to offset the assumed debt of the other stockholder with amounts owed to him by the Company for accrued compensation. This stockholder had a remaining balance owed to him of $9,672 at December 31, 1998 for accrued salary. The third stockholder was owed $51,319 for accrued compensation from 1997, of which $49,984 was offset against the remaining balance of his loan. The stockholder received advances during the remaining of 1998 leaving him owing the Company a balance of $ 3,635 at December 31, 1998.
A stockholder originally acquired the Company's land and buildings in his personal name as agent for the Company. He assigned his interests in these properties to land trusts and assigned his interests in the land trusts to the Company. He is the trustee for the land trusts. Accordingly, at December 31, 1998, and 1997, these properties with net book values of $622,919 and $641,150, respectively are included as property and equipment in the accompanying consolidated financial statements. Also, $695,825 of debt collateralized by these properties is recorded in the accompanying consolidated financial statements at December 31, 1998.
The following summarizes amounts reported in the consolidated financial statements:

1998
1997
Payables to related parties


Fees for products due to
stockholders
$	242,299
$	120,850
Accrued salaries or commissions
9,672
203,103

$	251,971
$	323,953
(7)	Financial Instruments, Concentration of Credit Risk and Economic
Dependency: The Company's financial instruments include cash, accounts receivable, and long-term debt. Financial instruments that are exposed to concentration of credit risk consist primarily of cash. Cash, at times, may exceed the amounts insured by the FDIC. The Company places its temporary cash investments in what management believes to be high quality financial institutions. All of the Company's financial instruments are recorded at cost which is deemed to approximate fair value. The determination of the fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.
The Company's founder and majority stockholder is the key speaker and developer of the Company's products, seminars and services.
(8)	Stockholders' Deficit:
During 1995, the Company adopted a Long-Term Incentive Plan ("the Plan") which permits the issuance of restricted stock and stock options to employees of the Company and its subsidiaries. Directors and independent contractors of the Company and its subsidiaries are eligible to receive grants of restricted stock. The Plan reserves 7,500,000 shares of common stock for grants and provides that the term of each award be determined by the Board of Directors charged with administering the Plan.
As prescribed by the Plan, upon the public offering of stock during 1998 all restrictions on grants of restricted stock lapsed. The restricted shares are issued in the name of the participant and are either held by the Company or are deposited with a trust administered by the Board. If the conditions or terms under which an award is granted are not satisfied, the shares are forfeited. As of December 31, 1998 and 1997, -0- and 175,000 shares of restricted stock were outstanding, respectively. The unearned compensation related to these shares was recorded as a separate component of stockholders' equity and was amortized over the life of the grant which was generally two years.
The Company's Stock Option Plan provides for the granting of incentive stock options and executive stock options to Plan participants at a price not less than the fair market value on the date the option is granted. The $.18 incentive stock options are to be treated as executive stock options if the fair market value of common stock with respect to such incentive stock options, exercisable for the first time by a plan participant during any calendar year, exceeds $100,000. Upon the public offering of stock during 1998, all options became vested. Stockholders whose ownership percentage exceeds 10 percent of the voting common stock are subject to an incentive stock option price of at least 110 percent of the fair market value of the stock at the time of the grant and such incentive stock options expire five years from the date such incentive stock option was granted.
During 1997, the Company granted 2,897,500 $.21 incentive stock options to its employees. Most stock options vest upon the completion of a two-year employment period commencing on the effective option agreement date and upon the Company achieving certain gross revenue targets. The effective option agreement dates ranged from October 1995 to May 1998 for all stock options. These options expire ten years after the effective option agreement date or three months after termination of employment.In connection with the public offering, the Company issued 11,333 options to its underwriter which are exercisable for $5.50 per share until February 18, 2003.

Options
Weighted
Average
Exercise Price
Balance, December 31, 1996
725,000
$	.18
Granted
2,897,500
 .21
Exercised
-
-
Cancelled
	(670,000)
 .19
Balance, December 31, 1997
2,952,500
 .21



Granted
11,333
5.50
Exercised
	(400)
 .18
Cancelled
	(220,000)
 .19



Balance, December 31, 1998
2,743,433
$	.21
At December 31, 1998 and 1997, 2,743,433 and -0- options were exercisable at a weighted average exercise price of $.21.
Pro forma information as required by SFAS No. 123 for valuing stock options under the fair value method is not disclosed as there was not significant value to the options at the date of the grant. Management believes application of SFAS No. 123 to future option grants will not have a significant impact on pro forma earnings or financial position.

(9)	Income Taxes:
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").
The components of the deferred income tax assets and deferred income tax liabilities recorded on the consolidated balance sheet at December 31, 1998 and 1997, are as follows:

1998
1997
Deferred tax assets:


Net operating losses
$	269,000
$	155,000
Related party accruals
61,000
80,000

330,000
235,000
Deferred tax liability:


Excess of tax over book depreciation
	(35,000)
	(5,000)
Net deferred tax asset
295,000
230,000
Valuation allowance
	(295,000)
	(230,000)

$	-
$	-

A valuation allowance was established for the deferred income tax asset because it is probable the deferred tax asset will not be realized. As time passes, management will be able to better assess any benefit it may realize from using the loss carryforward.The Company has approximately $1.1 million in net operating loss carryovers, which primarily expire in years 2010 through 2018. Utilization of net operating loss carryovers is subject to separate return limitation year ("SRLY") restrictions for consolidated tax returns, and realization is dependent upon Results Publishing, Inc. and Telstar, Inc. generating sufficient separate taxable income to utilize the net operating losses.
(10)	Earnings Per Share:
The following table sets forth the computation of basic and diluted income
(loss) from operations per common share:


For the Year Ended December 31, 1998
For the Year Ended December 31, 1997

Loss
(Numerator)
Shares
(Denominator)
Per-Share
Amount
Income
(Numerator)
Shares
(Denominator)
Per-Share
Amount
Basic EPS






Income (loss) before
extraordinary item and
accounting changes
$	(367,143)
11,377,452
$	(0.03)
$	301,221
10,866,187
$	0.03







Effect of Dilutive Securities






Options
-
-


2,816,312

Convertible debt - 15%
-
-

34,551
336,261

Convertible debt - 18%
-
-

44,241
338,713








Diluted EPS






Income (loss) before
extraordinary item and
accounting changes
available to common
stockholders - assuming
dilution
$	(367,143)
11,377,452
$	(0.03)
$	380,013
14,357,473
$	0.03
The diluted share base for the year ended December 31, 1998 excludes incremental shares of 2,928,361 related to employee stock options and convertible debt. These shares are excluded due to their antidilutive effect as a result of the Company's loss during 1998.
(11)	Accounting Changes:
Organizational Costs-Effective January 1, 1997, the Company changed its method of recording the costs of organizational activities in its consolidated financial statements to conform with a recent pronouncement of the Financial Accounting Standards Board. The change was not adopted for income tax reporting. The Company customarily capitalized all costs related to organizational activities and amortized them over a period of sixty months. Under the new accounting method, all organizational cost will be expensed as incurred. As a result, the cumulative effect of applying the new method was charged to 1997 earnings. The effect of this change decreased net income by $25,283 for the year ended December 31, 1997.
Revenue Recognition-Effective January 1, 1997, the Company changed its revenue recognition policy related to sales of its training seminars (described in Note (2)). For 1997 and 1998, these sales are only recognized as revenues when both the event is attended or time for attendance has expired, and the tuition is received. Previously, only attendance, or lapse of the one-year period, was required in order to recognize these sales as revenues. Similarly, due to the uncertainty of collection, the related notes receivable have not been recorded. Management believes that this new policy more accurately reflects the economic reality of these transactions.
In accordance with Accounting Principles Board Opinion (APB) Number 20 "Accounting Changes", on a pro-forma basis the cumulative effect of this accounting change would have resulted in no change to the net loss incurred in 1996.
(12)	Extraordinary Item:
During 1998, the Company engaged an outside agency to negotiate settlements of past due trade accounts payable. The firm was able to negotiate settlements of approximately $101,000 on debts of approximately $256,000. The agency charged a fee related to these services of approximately $51,000. The result was a gain on restructuring on debt of $104,000, which has been presented as an extraordinary item.
(13)	Common Stock Offering:
During 1998, the Company completed its initial public offering of 500,000 shares of common stock at a price of $5.50 per share. The net proceeds of the offering of $490,329 were used for marketing and working capital. Related to this offering, the Company issued 11,333 options to the underwriter. These options have an exercise price of $5.50 per share.
(14)	Subsequent Event:
Effective March 31, 1999, the Company was merged with Great Wisdom Publishing, Inc. (GWP) through a newly formed "merger subsidiary". The merger was effected through a transfer of stock whereby each share of GWP common stock was converted into 11,327.3 shares of the Company. The stockholders of GWP have a controlling interest in the voting common stock of the combined organization. Also, the management of GWP has continued as the management of the combined organization. Therefore, GWP was considered the acquirer. The combination was accounted for as a purchase. On March 16, 1999, the Company changed its name to International Media Holdings, Inc.
(15)	Litigation:
On January 28, 2000, the majority of stockholders, by written consent under Florida law, removed the former Chairman of the Board of Directors of the Company (the former Chairman) for actions they considered detrimental to the welfare of the Company. Soon after his removal, the former Chairman commenced an action against the Company and its President, Chief Financial Officer, and two other major stockholders of the Company (the majority stockholders that had taken the action by written consent). The former Chairman sought no affirmative relief from the Company, but sought relief from one or more of the other defendants for alleged breach of fiduciary duty, conversion of corporate funds, constructive fraud, usurpation of corporate opportunity, waste of corporate assets, conspiracy to defraud and breach of contract.

The Company filed a motion to dismiss. Prior to hearing such motion, the former Chairman amended his action. The complaints included allegations against the President and Chief Financial Officer for actions alleged to have taken place while they were not involved with the Company. The plaintiff had been the Chairman of the Board for the entire period of most of the alleged actions. The Company filed an amended motion to dismiss on April 13, 2000. On April 19, 2000, the Company filed suit against the former Chairman and his related companies alleging certain improprieties in regards to the actions that were taken that led to the Chairman's dismissal, as well as the interference with advantageous business relationships resulting from the effect of a series of letters sent by the former Chairman addressed to stockholders, creditors, acquisition candidates, Company vendors and business relationships. The suit further alleges he has posted these letters (as well as other confidential company information) on a website. In addition, the Company also filed suit against an internet company which IMH was considering for acquisition, and for which the former Chairman is now Chairman of its Board. Special counsel has been retained by the Company in connection with this action. The Company would be responsible for the payment of the fees of the special counsel with respect to the claim against the named directors in the event the directors are successful.
The Company intends to vigorously defend the lawsuit filed by its former Chairman, and to vigorously pursue its claims against the former Chairman.
The ultimate outcome of these matters is not presently determinable.
(16)	Management Plans
As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $263,143 during the year ended December 31, 1998. As of that date, the Company's current liabilities exceeded its current assets by $1,548,603 million. Current liabilities included $251,971 payable to related parties that the Company expects to continue to delay payment of and $489,593 of unearned revenue for which the Company expects to continue at or near that level. In connection with the merger discussed in Note (14), the Company had a change in management. The new management of the Company has developed plans to return to profitability by restructuring existing liabilities, instituting various cost savings measures, implementing an aggressive media campaign, and limiting acquisitions to those that can be obtained through equity or long-term debt.



14


- 12 -



- 1 -
3





The accompanying notes to consolidated financial statements are an integral part of these statements.
- 2 -


The accompanying notes to consolidated financial statements are an integral part of these statements.
- 3 -

The accompanying notes to consolidated financial statements are an integral part of these statements.

- 4 -





The accompanying notes to consolidated financial statements are an integral part of these statements.
- 5 -




INTERNATIONAL MEDIA HOLDINGS, INC.
f/k/a SUCCESS DEVELOPMENT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED STATEMENTS
 DECEMBER 31, 1998 AND 1997
- 16 -