Form 10-K/A
period 1998-12-31
INTERNATIONAL MEDIA HOLDINGS INC
filed 2000-06-13
CIK 1020213

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


      Or


      TRANSITION  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF
      THE  SECURITIES  EXCHANGE  ACT  OF  1934




For the Transition Period from  ___________ to _____________.

Commission File No.  333-42499

INTERNATIONAL  MEDIA  HOLDINGS, INC.
F/K/A  SUCCESS  DEVELOPMENT  INTERNATIONAL, INC.
(Name of small business issuer in its charter)


	Florida						59-3307487
(State or other jurisdiction		(IRS Employer Identification No.)
 of incorporation)


9799 Old St. Augustine Road
Jacksonville, Florida  32257
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

RPI was incorporated in Nevada in 1995 for the purpose of sponsoring workshops and seminars about the LeGrand Group, Inc.'s financial products and business opportunities. RPI became a Florida corporation in 1995 pursuant to a merger with a wholly-owned subsidiary of Company set up for that specific purpose.

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

There are no material legal proceedings to which Company is a party or in which Company's property is the subject. The only legal proceedings against the Company are set forth below:

(a)	Company is the defendant in the civil action titled The Marketing Group,
Inc. v. Success Development International, Inc., Case Number 98-2582-
GTV, filed on October 28, 1998 and currently pending in the United States District Court for the District of Kansas. In that action the plaintiff, The Marketing Group, Inc. (the "Marketing Group") has alleged that Company breached a contract which called for the Marketing Group to provide creative services and develop a marketing plan for Company. The amount claimed to be due to the Marketing Group in the action is $105,000.00, but the Marketing Group has informally indicated that it may be willing to settle its claim for a smaller sum. Company denies the Marketing Group's allegations and is vigorously defending the action. Company maintains that there was no final contract and that the Marketing Group is not entitled to be compensated for any work that it did perform because such work was not of acceptable quality.

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
        CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16(a)  OF
        THE  EXCHANGE  ACT

The following persons were the executive officers and directors of Company as of December 31, 1998:



Name                     Age        Position                         Director
                                                                     Since

Daniel S. Pena, Sr.      52         Director and Chairman (1) (5)    1995
Shawn M. Casey           38         Chief Executive Officer,
                              						President, Secretary, Director
                                    and Vice Chairman (1) (8)        1995
Raymond Rach             63         Director and Vice President (2)  1995
Ralph E. Vroman, Jr.     38         Director (3)                     1998
Jarrell D. Ormand        78         Director (4) (7)                 1996
Hugh L. Carey            76         Director (4) (6)                 1996

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

For the fiscal years set forth below, the following executive officers were the most highly compensated executive officers of Company:

                         ANNUAL  COMPENSATION



Name/Principal    Year    Salary     Bonus     Other Annual
Position                                       Compensation

Shawn Casey,      1998    $108,272   -0-       $214,886*
President/CEO	    1997    $147,253   -0-       $147,010*
			               1996    $ 70,968   -0-       $285,459*

Raymond Rach,     1998    $244,374   -0-       -0-
Vice President    1997    $133,914   -0-       -0-
                  1996    $261,908   -0-       -0-

Ron LeGrand       1998    $231,801   -0-       -0-
                  1997    $115,438   -0-       -0-
                  1996    -0-        -0-       $227,400*

Daniel S. Pena,   1998    -0-        -0-       $ 17,235*
Chairman          1997    -0-        -0-       $  2,959*
                  1996    -0-        -0-       $ 24,803*


*  See contractual arrangements described in Item 12, Certain Relationships


Item 11.	SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
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



Name                 Number of    No. of Shares Which  Total Shares   Percent
                     Shares       May be Acquired      Beneficially   of Class
                     Owned        Within 60 Days       Owned

Ron LeGrand (a)      5,586,982           125,000          5,711,982     40.22%

Daniel S. Pena (b)   2,250,000         1,000,000          3,250,000     22.88%

Raymond Rach (a)       773,179           125,000            898,179      6.32%

Shawn M. Casey (a)     600,000         1,075,000          1,675,000     11.79%

Hugh L. Carey (c)      120,000                 0            120,000      .008%

Jarrell D. Ormand (d)  120,000                 0            120,000      .008%

Ralph E. Vroman (e)          0                 0                  0         0%

All Directors and    3,863,179         2,200,000          6,063,179     42.69%
Executive Officers
as a Group
(6 persons)

Total Shares        11,459,657         2,743,433         14,203,090       100%
Outstanding/
Vested Options


(a)	Business Address:	9799 Old St. Augustine Road, Jacksonville, Florida  32257
(b)	Business Address:	11622 Dorrance Lane, Stafford, Texas  77477
(c)	Business Address:	200 Park Avenue, New York, New York  10166
(d)	Home Address:	577 Perugia Way, Los Angeles, California  90077
(e)	Home Address:	3800 South University Boulevard, Jacksonville, Florida  32216


Item 12.	CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

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



                                     //S//  James Moore & Co.





Daytona Beach, Florida
December 28, 1999, except for Notes (15) and (16) which are as of April 19, 2000




INTERNATIONAL MEDIA HOLDINGS, INC.
f/k/a SUCCESS DEVELOPMENT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997


                                  				  				1998	          			1997

                            					ASSETS
Current assets
  Cash and cash equivalents		        	   $  103,306		      $   45,716
  Inventories	                    				   $   72,572        $   49,307
  Prepaid expenses				                   $   18,091        $   18,295
     Total current assets			             $  193,969 	  	   $  113,318

Property and equipment, net			           $  970,963		      $1,049,759

Other assets
  Receivables from employees and others  $   31,905		      $   28,316
  Other                         						   $   55,717		      $   72,044
     Total other assets			               $   87,622	   	   $  100,360

Total Assets                      				   $1,252,554	   	   $1,263,437


               			LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses	 $  856,439	 	     $1,049,409
  Accounts payable to management and
  stockholders					                      $  251,971		      $  323,953
  Current portion of long-term debt		    $  144,569	   	   $  372,658
  Unearned revenue				                   $  489,593		      $  526,491
     Total current liabilities		         $1,742,572	   	   $2,272,511

Long-term debt, less current portion	    $  721,994		      $  569,627
     Total liabilities				               $2,464,566		      $2,842,138

Commitments and contingencies (Notes 14 and 15)

Stockholders' deficit
  Common stock, $.001 par value;
  25,000,000 shares authorized in
  1998 and 1997, 11,459,657 and
  11,206,789 shares issued and
  outstanding in 1998 and 1997,
  respectively					                      $   11,460		      $   11,207
  Additional paid in capital			          $1,422,916		      $  793,513
  Accumulated deficit				               ($2,646,388)		    ($2,383,245)
  Unearned compensation - restricted
  stock                                           -       ($      176)
     Total stockholders' deficit        ($1,212,012)	  	  ($1,578,701)

Total Liabilities and
Stockholders' Deficit                   ($1,252,554)		    ($1,263,437)


INTERNATIONAL MEDIA HOLDINGS, INC.
f/k/a SUCCESS DEVELOPMENT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                          								1998		           1997

Revenues						                                 $4,765,267	  	   $5,370,472

Operating expenses
  Cost of product sales and direct
  operating expenses				                       $2,751,802		     $2,734,282
  General and administrative			                $2,201,672		     $2,054,302
     Total operating expenses		                $4,953,474		     $4,788,584

Income (loss) before interest, income
taxes, depreciation, amortization,
extraordinary item and cumulative effect
of a change in accounting principle		         ($  188,207) 		   $  581,888

Other expenses
  Interest expense				                         $   82,956	  	   $  176,476
  Depreciation and amortization		              $   95,980	  	   $  104,191
     Total other expenses			                   $  178,936		     $  280,667

Income (loss) before income taxes,
extraordinary item and cumulative effect
of a change in accounting principle		         ($  367,143) 		   $  301,221

Provision for income taxes
  Income taxes					                                     -  		   $  113,000
  Benefit of net operating loss
  carryforward					                                     - 	 	  ($  113,000)
     Total provision for income taxes	                 	-   		          	-

Income (loss) before extraordinary item
and cumulative effect of a change in
accounting principle				                      ($  367,143) 		   $  301,221

Extraordinary item - gain on
restructuring of debt                          $  104,000                -

Cumulative effect of accounting changes	                -  		  ($   25,283)

Net Income (Loss)					                        ($  263,143)		    $  275,938

Income (loss) before extraordinary item
and cumulative effect of a change in
accounting principle per common share
 Primary                              						  ($      .03)		    $      .03
 Fully diluted                         					  ($      .03)		    $      .03

Net income (loss) per common share
 Primary                              						  ($      .02)	 	   $      .03
 Fully diluted					                           ($      .02)      $      .03


INTERNATIONAL MEDIA HOLDINGS, INC.
f/k/a SUCCESS DEVELOPMENT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



												                                                           Unearned         Total
 		 				   				Common        Common     Additional                     Compensation	    Stock-
	 		 		        Stock         Stock      Paid In	       Accumulated     Restricted       holder's
               Shares        Amount     Capital 	      Defecit         Stock 	          Defecit

Balance,
December
31, 1996	      10,355,000	   $10,355	   $267,309       ($ 2,659,183)   ($550)           ($2,382,069)

Issuance of
common stock
to a stock-
holder in
exchange for
various copy-
rights		       500,000	          500           -                  -        -                    500

Conversion of
15% notes
payable and
accrued
interest					  316,174	          316     315,858 	                -         -               316,174

Conversion of
18% notes
payable and
accrued
interest			    201,615  	        202     201,413       	          -         -               201,615

Restricted
common stock
- restrictions
expired	             -	            -           -       	          -       199 	                 199

Restricted
common stock
- forfeited   (175,000) 	       (175) 	        - 	                -       175  	                  -

Stock issued
as payment on
accounts
payable	         9,000	            9 	     8,933	                 -	        -	                8,942

Net income			        -	            -	          -	           275,938	        -	              275,938

Balance,
December
31, 1997			$11,206,789   	     11,207	   793,513 	       (2,383,245)    	(176)	          (1,578,701)

Employee
stock
options
exercised		        400	             1	        72	                 - 	       -	                   73

Conversion of
15% notes
payable and
accrued
interest		     139,141 	          139	   139,002 	                -	        -	              139,141

Restricted
common stock
- restrictions
expired	             -	             -	         - 	                -	      176	                  176

Shares issued
pursuant to
public
offering	      113,327 	          113	   490,329	                 -     	   -	              490,442

Net loss			          -   	          -	         -       	   (263,143)	       -	             (263,143)

Balance,
December
31, 1998			 11,459,657	   $    11,460	$1,422,916       	($2,646,388) 	$     -	         ($ 1,212,012)



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

Success Development International, Inc. ("the Company") was incorporated April 7, 1995 for the purpose of forming a holding company structure for The LeGrand Group, Inc. ("LeGrand"), Results Publishing, Inc. ("Results"), Telstar Consulting, Inc. ("Telstar"), SDI Direct Corporation, ("SDI Direct") and SDI Internet Services, Inc. ("SDI Internet"). As disclosed in Note (14), the Company was acquired on March 31, 1999 and was renamed International Media Holdings, Inc.LeGrand develops and sells a variety of real estate related educational materials. Results organizes and promotes general business conferences designed to provide participants with real estate and other home based business opportunities. Telstar conducts various telemarketing services for the Company. SDI Direct facilitates sales of Company products through infomercials. SDI Internet facilitates sales of Company products through the Internet. These operations are conducted throughout the United States.The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all material intercompany balances and transactions have been eliminated.

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

The following is a summary of property and equipment at December 31:


                                          1998                1997

Land                                   $	196,741           $	196,741
Buildings and improvements               723,656             723,656
Furniture, fixtures and
equipment                                302,142             287,726
Computer software                         91,361              91,361
     TOTAL                             1,313,900           1,299,484

Less:  accumulated depreciation        	(342,937)          	(249,725)

Property and equipment, net            $	970,963         $	1,049,759


See Note (5) relative to rental properties included above.


(4)	Long-Term Debt:

The following is a summary of long-term debt at December 31, 1998 and 1997.



                                                   1998              1997

Mortgage note payable in monthly
 installments of $3,458 plus interest
 at prime plus 1.5% (10.0% at December
 31, 1997) collateralized by property
 and equipment, guaranteed by a stockholder.    $        -         $	224,895

Mortgage note payable in monthly
 installments of $3,438, including interest
 at prime plus 1.5% (10.0% at December 31,
 1997), collateralized by property and
 equipment, guaranteed by a stockholder.                 -           247,406

Mortgage note payable in monthly
 installments of $8,452, including interest
 at prime plus 5% (13.5% at December 31,
 1998) through May 2008, collateralized
 by property and equipment, guaranteed
 by a stockholder.                                 695,825                 -

Note payable to a Director, principal
 and accrued interest at 6.0%, due
 December 1998, uncollateralized.                        -            79,000

Convertible note payable, bearing
 interest at 15%, due on demand,
 uncollateralized.                                       -           124,422

Notes payable, bearing interest
 at 18% payable in varying amounts,
 due on dates ranging from January,
 1998 to March, 2000 with some due
 on demand.                                        104,936           152,829

Obligations under capital leases
 with interest ranging from 7.15%
 to 24.58% payable in monthly
 installments ranging from $329 to
 $908 through July 2002, collateralized
 by equipment.                                      65,802           113,733

Total                                              866,563           942,285
Less:  current portion                             144,569           372,658

Long-term debt, less current portion             $	721,994         $	569,627


Maturities of long-term debt for each of the next five years as of December 31, 1998 are as follows:


                         Year ending
                         December 31,            Amount

                            1999               $	144,569
                            2000                  29,066
                            2001                  19,350
                            2002                  13,913
                            2003                  13,625


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

The following summarizes amounts reported in the consolidated financial statements:



                                         1998                  1997

Payables to related parties
 Fees for products due to
 stockholders                         $	242,299             $	120,850
 Accrued salaries or commissions          9,672               203,103
     Total                            $	251,971             $	323,953


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

During 1997, the Company granted 2,897,500 $.21 incentive stock options to its employees. Most stock options vest upon the completion of a two-year employment period commencing on the effective option agreement date and upon the Company achieving certain gross revenue targets. The effective option agreement dates ranged from October 1995 to May 1998 for all stock options. These options expire ten years after the effective option agreement date or three months after termination of employment.

In connection with the public offering, the Company issued 11,333 options to its underwriter which are exercisable for $5.50 per share until February 18, 2003.


                                                       Weighted
                                                        Average
                                  Options            Exercise Price

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

The components of the deferred income tax assets and deferred income tax liabilities recorded on the consolidated balance sheet at December 31, 1998 and 1997, are as follows:


                                       1998                  1997

Deferred tax assets:
 Net operating losses               $	269,000             $	155,000
 Related party accruals                61,000                80,000
     Total                             30,000               235,000

Deferred tax liability:
 Excess of tax over book
 depreciation                        	(35,000)              	(5,000)
     Net deferred tax asset           295,000               230,000
Valuation allowance                 	(295,000)            	(230,000)
     Total                           $     	-              $     	-


A valuation allowance was established for the deferred income tax asset because it is probable the deferred tax asset will not be realized. As time passes, management will be able to better assess any benefit it may realize from using the loss carryforward.

The Company has approximately $1.1 million in net operating loss carryovers, which primarily expire in years 2010 through 2018. Utilization of net operating loss carryovers is subject to separate return limitation year ("SRLY") restrictions for consolidated tax returns, and realization is dependent upon Results Publishing, Inc. and Telstar, Inc. generating sufficient separate taxable income to utilize the net operating losses.

(10)	Earnings Per Share:

The following table sets forth the computation of basic and diluted income
(loss) from operations per common share:


                         For the Year Ended                   For the Year Ended
                         December 31, 1998                    December 31, 1997

                    Loss       Shares      Per-Share      Income      Shares      Per-Share
                   (Num.)     (Denom.)        Amt         (Num.)     (Denom.)        Amt

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