Form 10-K
period 1999-06-30
INTERNATIONAL MEDIA HOLDINGS INC
filed 2000-06-14
CIK 1020213

SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549


FORM  10-KSB
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934


Date of Report (Date of earliest event reported):  June 30, 1999


INTERNATIONAL  MEDIA  HOLDINGS,  INC.
(Exact name of registrant as specified in its charter)

Florida
333-42499
59-3307487
(State or other jurisdiction
 of incorporation)
(Commission File Number)
(IRS Employer Identification No.)

9799 Old St. Augustine Road
Jacksonville, Florida  32257
(Address of principal executive offices)

(904) 886-2985
Registrant's telephone number, including area code

SUCCESS  DEVELOPMENT  INTERNATIONAL,  INC.
The Company has changed its fiscal year end from December 31 to June 30, effective March 31, 1999.
(former name, former address and former fiscal year if changed since last report)

U.S. Securities and Exchange Commission
Washington, D.C.  20549

FORM  10-KSB

(Mark One)

X  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
   THE  SECURITIES  EXCHANGE  ACT  OF  1934
   For the Fiscal Year Ended June 30, 1999

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


None (Title of Each Class)

None (Name of Each Exchange on which Registered.)


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

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year ending on June 30, 1999 was Six Million Eight Hundred Nine Thousand Seven Hundred Sixty and No/100 Dollars ($6,809,760.00).

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was exchanged on March 31, 1999 was approximately ten cents ($.10) per share. None of the Company's common equity was sold thereafter and there were no bids or asked prices of such common equity within the past sixty (60) days.

(Issuers involved in bankruptcy proceeding during the past five years)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes [   ]  No [   ]

The number of shares outstanding of the Registrant's common stock on June 30, 1999 was 24,180,442 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-KSB for Fiscal Year Ended December 31, 1998

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]


TABLE  OF  CONTENTS


Part I	                                         Page

Item 1.     Description of Business 		           1
Item 2.    	Description of Property  		          5
Item 3.    	Legal Proceedings 		                 5
Item 4.	    Submission of Matters to
            a Vote of Security Holders 		        7

Part II

Item 5.	    Market for Common Equity and
            Related Stockholder Matters 		       7
Item 6.	    Management's Discussion and
            Analysis and Results of Operation 		 7
Item 7.	    Financial Statements  		            11
Item 8.    	Changes In and Disagreements
            With Accountants in Accounting
           	and Financial Disclosure 		         11

Part III

Item 9.	    Directors, Executive Officers,
            Promoters and Control Persons;
	           Compliance with Section 16(a)
            of the Exchange Act 		              11
Item 10.	   Executive Compensation 		           15
Item 11.	   Security Ownership of Certain
            Beneficial Owners and Management 		 16
Item 12.	   Certain Relationships and
            Related Transactions 		             17
Item 13.	   Exhibits and Reports on Form 8-K 		 18




Part I

Item 1.		DESCRIPTION  OF  BUSINESS

International Media Holdings, Inc. ("Company") was formerly known as Success Development International, Inc. ("SDI") prior to a name change during 1999. Effective March 31, 1999, Company was created in its present form when SDI was merged with Great Wisdom Publishing, Inc. ("GWP") through a reverse merger. The former stockholders of GWP have a controlling interest in the voting common stock of the combined organization. Also, the management of GWP has continued as the management of Company. This combination was accounted for as a purchase by GWP. Company was incorporated in Florida in 1995 and serves as a holding company for Great Wisdom Publishing Company, Inc. ("GWP") and GWP's six operating subsidiaries, SDI Wealth Institute, Inc. ("SDI Wealth"), Access Publishers Network, Inc. ("Access"), SDI LeGrand Publishing, Inc. ("SDI LeGrand"), Advanced Communications, Inc. ("Advanced"), Small Press Express, Inc. ("Small Press"), and Astro Communications Services, Inc. ("Astro").

GWP was formed in Delaware in 1996 with the objective of building a large publishing company with capabilities to create and acquire informational products in niche subject categories that can be sold through its established and developing sales, marketing, and distribution network. GWP has formulated an acquisition and consolidation strategy to acquire content or companies in the communication industry who have identifiable niche market strengths and fit certain established criteria.

In an effort to consolidate business operations and reduce administrative costs and overhead, certain wholly-owned subsidiaries of GWP were merged in non-taxable transactions. The merger transactions were as follows:

1. As of May 25, 1999, Telstar, Inc. ("Telstar") merged with Results Publishing, Inc. ("Results"), and Results was the surviving corporation. The separate corporate existence of Telstar ceased and Results continued as the surviving corporation after the merger and is a wholly-owned subsidiary of GWP.

2. As of May 26, 1999, SDI Direct Corporation ("SDI Direct") merged with Results and Results was the surviving corporation. The separate corporate existence of SDI Direct ceased and Results continued as the surviving corporation after the merger and is a wholly-owned subsidiary of GWP.

3. As of May 26, 1999, SDI Internet Services, Inc. ("SDI Internet") merged with The LeGrand Group, Inc. ("LGI") and LGI was the surviving corporation. The separate corporate existence of SDI Internet ceased and LGI continued as the surviving corporation after the merger and is a wholly-owned subsidiary of GWP.

On May 26, 1999, LGI formally changed its name to SDI LeGrand Publishing, Inc. On May 26, 1999, Results formally changed its name to SDI Wealth Institute, Inc. Management believes that the new names better reflect the consolidated business operations of these entities.

On June 15, 1999, Company and the sole director of Valley Print and Mail, Inc. ("VPM") determined it was in VPM's best interests to be dissolved. No business had been conducted by VPM since its incorporation in 1998. In an effort to reduce administrative costs, VPM was dissolved on June 24, 1999.

Business Strategy

Company's business is centered around several product areas: business information (real estate investment, business growth and development, marketing, self-help, leadership and management, career, etc.) and the Mind, Body & Spirit (religion, philosophy, spiritual, astrology, alternative medicine, etc.). Each area is fast growing (mainly fueled by the increased maturity of the baby boomer market) and is an easily identifiable market. Company's goal is to obtain useful information content and produce it through various mediums (books, tapes, videos, electronic, etc.) and market these items through various distribution channels (book trade, seminars, infomercials, direct mail, the internet, etc.).

Marketing Strategy

Company's marketing strategy is divided into two (2) major niche categories:
(i) the Business information market for the independent business owner, manager, leader and entrepreneur; and (ii) the Body, Mind & Spirit market for those consumers interested in alternative health practices and holism, self-help and spirituality. Company and its subsidiaries share resources between divisions, thereby creating a greater cumulative benefit for all. In addition, Company and its subsidiaries will coordinate internet and e-commerce marketing strategies, as well as, utilizing catalog and mail orders, live events, telemarketing, direct mail, television and radio infomercials.

Products and Services

SDI LeGrand and SDI Wealth produce, market and distribute information, educational and financial products and services to consumers. The products and services are designed to help customers create, increase and maintain real estate and other home-based businesses. Company intends to increase the marketing and distribution for the existing products and services, to expand into more lines of products and services, and to make specific alliances with or acquisitions of companies that will fit Company's strategy.

SDI LeGrand, one of GWP's wholly-owned subsidiaries, was incorporated in Florida in 1989 for the purpose of developing and selling a variety of real estate related educational materials. SDI LeGrand also creates an Internet presence for Company through its web site. The web site provides information to interested parties about Company's products and services. SDI LeGrand's products and services consist of the Cash-Flow Generator, Fast Cash With Quick-Turn Real Estate, Wholesale/Retail Cash-Flow System, Private Lending for High Profits, Mega Mortgage System, How to Get the Money to Fund Your Deals and Guerrilla Marketing. The majority of the sales and marketing of these products is performed by SDI Wealth.

SDI Wealth, one of GWP's wholly-owned subsidiaries, was originally incorporated in Nevada in 1995 and subsequently became a Florida corporation pursuant to a merger with a wholly-owned subsidiary of Company for the purpose of sponsoring workshops and seminars about SDI LeGrand's financial products and business opportunities. SDI Wealth also supplies telemarketing sales for itself and other third party products and services. SDI Wealth also creates and markets products and services through television infomercials. SDI Wealth produces live training events nationwide designed to enhance the financial futures of real estate investors and entrepreneurs. SDI Wealth also conducts Boot Camps that offer hands-on training in the Cash Flow Systems offered by SDI LeGrand.

Boot Camp participants have the option of attending live training courses for one year following their purchase of the product. In addition, SDI LeGrand promotes and sponsors various conferences throughout the United States that feature speakers on various topics ranging from real estate investment and management, business planning, reducing your taxes and protecting your assets.

In 1996, GWP acquired the assets of Publishers Distribution Service, Inc. ("PDS"), one of ten master distributors in the country, through a wholly-owned subsidiary of GWP named Access, to gain distribution volume and expertise. This acquisition allowed GWP to obtain immediate access to buyers from national chains and major customers. Buyers from large companies only allot certain time to visit with publishers with sufficient product to be cost effective. As a master distributor, Access provides a "consolidation" effect for smaller publishers with a nationwide sales force, customer credibility, and consolidated invoicing and accounts. In addition, Access produces a catalog for each season for sale purposes and helps coordinate co-op advertising among its services.

Access provides a pipeline to the retail and bookstore market allowing
Company to not only get its products into the hands of the consumer, but to control and profit from that distribution stream as well. While handling the proprietary goods and services of its sister companies is a priority of Access, a wide variety of titles in a number of subject categories is also a large part of the Access product base. Access is aggressively acquiring new products to keep its catalog of titles as current and up-to-date as possible. Access provides proactive sales and promotions to chain category buyers and independent bookstore owners and managers, and advances books to and processes returns from bookstores, public libraries and general book wholesalers and jobbers that serve the book-consuming public in North America.

In 1998, GWP, through Advanced (which was specifically formed for that purpose), acquired the stock of Astro, a San Diego based publisher of "body, mind and spirit" information. Astro was founded in 1973 and is a leader in astrological publications, software and computer reports, including a software program that is considered the leading reference material in the astrological community. GWP successfully consolidated Astro's warehouse and back room functions. While the market for astrology-related materials remains an important part of the Astro product mix, Astro is moving towards broader offerings in the areas of holistic medicine, herbal healing, self-help, self-awareness and all other subject matter within the scope of the Body, Mind & Spirit publishing industry. Astro provides a widely-used reference volume that lists the positions of the planets on a daily basis. Astro also publishes a range of books and brochures for professional astrologers, students and casual readers. Astro also prepares personalized astrological charts for individual consumers. Astro's astrological software division offers several CD-ROM (and diskette) packages. Astro has acquired worldwide distribution rights to a complete audio-visual library of self empowerment audio products. This features programs on self-empowerment, health and beauty, mental mastering, personal enrichment, sports performance, special exercises for children and personal transformation.

Small Press was incorporated in Michigan in 1998 for the purpose of attracting small micropresses to be distributed by Access.

Joint Ventures, Strategic Alliances and Acquisitions

Company intends to seek other joint ventures with businesses in related markets. Company will consider additional forms of strategic alliances with \ other companies, as well as possible acquisitions.

Competition

Company, through GWP and its direct and indirect subsidiaries, competes with other companies in each of its product areas. In management's view, the financial and personal development information industry, as well as the publishing industry, while large, is highly fragmented into many niches with some competitors being successful in only certain niches, and with no company have acquired dominance in the industry. Many competitors have products and services that are marketed as being similar.

Company competes primarily with a large number of privately-owned, educational and publishing companies providing personal and financial development information through a variety of media. Some of Company's competitors have greater financial, marketing, distribution, technical and other resources than Company. Company regards Anthony Robbins & Associates, Nightingale-Conant Corporation, American Marketing Systems, Inc., David G. Phillips Publishing Company, Inc., Agora, Inc., Whitney Leadership Group and The Hume Group, Inc. as its closest competitors.



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

Employees

As of June 30, 1999, Company and its subsidiaries had 51 full-time employees and 9 part-time employees. Company's employees are not represented by a labor union and are not subject to any collective bargaining arrangement. Company has never experienced a work stoppage and Company believes that it has good relations with its employees and contractors.

Item 2.		DESCRIPTION  OF  PROPERTY

Company, through one of GWP's wholly-owned subsidiaries, SDI LeGrand, owns the building in which its headquarters is located at 9799 Old St. Augustine Road, Jacksonville, Florida 32257. This office building contains approximately 14,008 square feet of space and is occupied entirely by Company. Management believes that this building will provide adequate office space to meet Company's needs for the foreseeable future.

Company, through SDI LeGrand, also owns two properties located at 3001 and 3003 Hartley Road, Jacksonville, Florida 32257. Company leases one of these buildings as office space to one tenant under a lease agreement subject to renewal options. Company currently receives rent in the amount of $3,253.00 per month. The buildings contain 3,789 and 3,626 square feet, respectively. All of Company's properties are security for mortgage loans.

Item 3.		LEGAL  PROCEEDINGS

There are no material legal proceedings to which Company is a party or in which Company's property is the subject. The only legal proceedings against Company are set forth below:

a.) Company was the defendant in the civil action titled The
Marketing Group, Inc. v. Success Development International,
Inc., Case Number 98-2582-GTV, filed on October 28, 1998.
The case was settled in June of 1999.

b.) One of Company's affiliated entities is the defendant in the civil action titled Jim Fletcher v. The LeGrand Group, Inc.,
Case Number CC-99-CL-603, filed in May of 1999 and currently pending the Circuit Court of the Ninth Judicial Circuit, Osceola County, Florida. In that action the plaintiff, Jim Fletcher ("Fletcher") has alleged that The LeGrand Group, Inc. now known as SDI LeGrand Publishing, Inc. ("SDI
LeGrand") breached a contract which called for Fletcher to be compensated for speaking at SDI LeGrand events. The amount claimed to be due to Fletcher in the action is $7,000 plus attorneys' fees. SDI LeGrand has filed a counterclaim alleging that Fletcher failed to provide certain internet related services that Fletcher promised. SDI LeGrand is vigorously defending the action as well as pursuing its own claim.

c.) On January 28, 2000, a majority of stockholders, by written consent under Florida law, removed Mr. Daniel S. Pena, Sr., the former Chairman of the Board of Directors of Company
(the "Former Chairman") for actions they considered detrimental to the welfare of Company. Soon after his removal, the former Chairman commenced an action against Company and its President, Mr. David Reecher, Vice-
President, Mr. Ray Rach, Chief Financial Officer, Mr. Jose Alvarez, and a Board Member, Mr. Ron LeGrand (the majority stockholders that had taken the action by written consent). The Former Chairman sought no affirmative relief from Company, but sought relief from one or more of the other defendants for alleged breach of fiduciary duty, conversion of corporate funds, constructive fraud, usurpation of corporate opportunity, waste of corporate assets, conspiracy to defraud and breach of contract.

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

On April 19, 2000, Company filed suit against the Former
Chairman and three of his related companies alleging certain improprieties in regards to the actions that were taken that led to the Former Chairman's dismissal, as well as the interference with advantageous business relationships resulting from the effect of a series of letters sent by the Former Chairman addressed to stockholders, creditors, acquisition candidates, Company vendors and business relationships. The suit further alleges he has posted these letters (as well as other confidential Company information) on a website.

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

Item 4.		SUBMISSION  OF  MATERS  TO  A  VOTE  OF
         SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the final quarter for Company's 1999 fiscal year.


PART  II.

Item 5.	MARKET FOR COMMON  EQUITY  AND  RELATED
        STOCKHOLDER  MATTERS.

Public Market

There is no public trading market for the Company's common stock at this time.

Number of Holders/Dividends

The number of holders of record of Company's common stock on June 30, 1999 was 184. In addition, Company has never declared a dividend and does not presently intend to pay any dividends. Future dividends, if any, will depend on Company's profitability, financial condition, capital requirements and other considerations determined by the Board of Directors. Any future agreements with lenders may also restrict Company's ability to pay dividends.

Item 6.	MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND
        RESULTS  OF  OPERATIONS

THIS  SHOULD  BE  READ  TOGETHER  WITH  THE  FINANCIAL
STATEMENTS  AND  THEIR  NOTES.  OPERATING  DATA  PRESENTED
IN  THIS  DISCUSSION  ARE  AUDITED  FOR  JUNE  30, 1999  BUT
UNAUDITED  FOR  JUNE  30, 1998.

The following discussion and analysis of the Company's consolidated results of operations for the years ended June 30, 1999 and 1998 is based upon and should be read in conjunction with, the financial information set forth in the Consolidated Financial Statements, including their notes, included elsewhere in this report.

The following discussion may contain forward-looking statements that involve risks and uncertainties. You can identify these forward-looking statements by the use of terms including "may," "will," "should," "expect," "anticipate," "believe," "estimate," or "continue" or variations of those terms, or the use of those terms in the negative or words of similar import in the context presented. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed on this section, as well as in the sections entitled Competition, Government Regulation, and Legal Proceedings including in this Form 10-KSB for the year ended June 30, 1999.

Overview

International Media Holdings, Inc. ("the Company") was formerly known as Success Development International, Inc. (SDI) prior to a name change during 1999. Effective March 31, 1999, the Company was created in its present from when SDI was merged with Great Wisdom Publishing, Inc. (GWP) through a reverse merger. The former stockholders of GWP have a controlling interest in the voting common stock of the combined organization. Also, the management of GWP has continued as the management of the Company.

The Merger was accounted for as a reverse acquisition whereby GWP was treated as the acquirer and SDI as the acquiree, because GWP stockholders owned a majority of the Company as of the Merger Date, and GWP management remained as the Company's management. Purchase accounting was applied to SDI based upon its fair market value at the Merger Date. See Note 11, Merger of GWP and SDI, of Notes to Consolidated Financial Statements, for further discussion in Exhibit A.

In February 1998, GWP acquired Astro Communication Services, Inc. ("Astro") through their subsidiary, Advanced Communications, Inc. The financial data for the year ended June 30, 1998 included five months of operations versus a full year for June 30, 1999.

The consolidated financial statements include the accounts of the Company (GWP's historical financial information) and its wholly-owned subsidiaries. Upon consolidation, all material intercompany balances and transactions have been eliminated. The results of operations for SDI are for the period subsequent to acquisition by GWP, which is April 1, 1999 through June 30, 1999. GWP was a non-public entity at the time of the Merger.


Results of Operations

Year Ended June 30, 1999 Compared To Year Ended June 30, 1998

Revenues increased $1,479,719, or 27.8%, to $6,809,760 in 1999 from
$5,330,041 in 1998. The increase resulted primarily from the Company's acquisition of SDI for the fourth quarter, which generated $1,673,885 of revenues. The decrease of $194,166 of revenues for the GWP segments was primarily due to an increase of returns of books sold through major wholesalers and national book retail chains. This was a factor throughout the book trade industry.

Direct costs increased $82,795 or 2.2% to $3,865,118 in 1999 from $3,782.323 in 1998. The increase of $556,748 from the SDI acquisition was mostly offset by a decrease in direct costs from Access due to decreased revenues, as explained above, and improved margins.

Administrative and general expenses increased $332,519 or 79.4% to $751,045 in 1999 from $418,526 in 1998. The increase in expenses was attributable to $166,308 from the acquisition of SDI, an increase of $63,560 from Astro's full year in 1999 and the remaining primarily due to increased management personnel, information systems, computers, legal and accounting costs.

Sales, marketing and publishers acquisitions expenses increased $574,059, or 80.9% to $1,283,441 in 1999, from $709,382 in 1998. $416,693 of the increase was due to the acquisition of SDI and an increase of $153,532 from Astro due to it being owned for a full year in 1999 versus five months in 1998.

Warehouse and distribution expenses were approximately the same with a minimal decrease of $1,847 as consolidation of some of these functions resulted in reducing what would have been higher costs from the acquisitions.

Corporate acquisition costs of $106,612 for 1999 reflect costs and expenses in the pursuit of acquisitions not capitalized in regards to other possible acquisitions.

Depreciation and amortization expenses increased $131,625, or 112.6%, to $248,508 in 1999 from $116,883 in 1998. The increase resulted primarily from amortization of goodwill from the acquisitions of SDI and Astro.

Interest expense increased $155,512. Or 79.9%, to $350,137 in 1999 from $194,625 in 1998, primarily attributed to increase in line of credit debt, subordinated debt and assumption of SDI debt.

Liquidity and Capital Resources

The Company has financed its operations and expansion programs to date principally through operating cash flow, private placement of convertible debt, issuance of stock, subordinated debt and borrowings under its credit facility.

Cash management is a key element of our operation philosophy and future strategic plans. Even while under capitalized, we have managed cash flow sufficiently given the turnover rate of our current liabilities.

In our opinion, working capital is sufficient to meet our present working capital needs. We have historically grown at a fast pace despite being under capitalized. We will use the available funds in the manner which we feel will best produce revenues and profitability. Our emphasis will be to focus on effective marketing programs.

Operating activities used $128,074 in cash for 1999 as compared to $95,747 in 1998. For 1999, cash used was primarily due to a decrease in advanced tuition received of $196,971. Receivables and other current assets increased about the same as accounts payable and accrued liabilities. For 1998, cash used was primarily due to its operation cash loss. Accounts receivable and inventory as well as accounts payable and accrued liabilities increased approximately $500,000 each due to the company's growth in 1998.

During 1999, investing activities which used cash consisted primarily of acquisition costs and other assets of $289,065 and investment in property and equipment of $27,708. The 1998 investing activities which used cash consisted primarily of the purchase of Astro for $500,000, acquisition costs and other assets paid of $272,159 and investment in property and equipment of $26,083.

Net cash flows from financing activities of $310,382 in 1999 consist primarily of borrowing from the Company's line of credit. The 1998 cash flows from financing activities of $928,625 was primarily from $1,000,000 subordinated debt obtained in February 1998 and $250,000 of financing of the Astro acquisition.

We have approximately $1,100,000 in net operating loss carryovers from 1999 and prior years available to reduce future taxable income, which expire in the years 2010 through 2019. Utilization of the net operation loss carryovers is subject to the separate return limitation year ("SRLY") restrictions for consolidated tax returns, and realization is dependent upon generating sufficient separate taxable income to utilize the net operating losses. A valuation allowance was established for the deferred income tax asset because it is probable the deferred tax asset will not be realized. As time passes, management will be able to better assess any benefit it may realize from using the loss carryforward.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $149,368 during the year ended June 30, 1999. As of that date, the Company's current liabilities exceeded its current assets by $2,510,636. Current liabilities included $847,474 of a revolving line of credit that the Company expects to continue to renew and $484,603 of unearned revenue for which the Company expects to continue at or near that level. Current management of the Company has developed plans to return to profitability by restructuring existing liabilities, instituting various cost savings measures, implementing an aggressive media campaign, and limiting acquisitions to those that can be obtained through equity or long-term debt.

EFFECT OF INFLATION. The Company's income and profitability is not affected positively or adversely by inflation.

Item 7.		FINANCIAL  STATEMENTS

The information required by this Item is attached as Appendix A. The material provided for June 30, 1998 is unaudited (please see Item 13(b) for items reported on Form 8-K) and is attached as Appendix B.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING
        AND FINANCIAL DISCLOSURE

When the merger between Company and GWP was consummated a decision was to be made on whether to continue use of Company's independent public accountants, James Moore & Co., P.L. of Daytona Beach, Florida or use GWP's auditor BDO Seidman LLP of Grand Rapids, Michigan. Company decided to continue the use of James Moore & Co., P.L. for its audits.

PART  III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following persons were the executive officers and directors of Company as of June 30, 1999:


                                                            DIRECTOR    TERM TO
NAME                      AGE   POSITION                    SINCE       EXPIRE

Daniel S. Pena, Sr. (1)   53    Director & Chairman	        1995        2002
David A. Reecher          39    Director & CEO/President    1999        2002
Jose A. Alvarez           50    Director & Executive        1999        2002
                                V.P./CFO
Raymond Rach              64    Director & Vice President   1995        2001
Ted Nicholas (2)          67    Director                    1999        2001
Bob Stone (3)             80    Director                    1999        2001
Shawn M. Casey (4)        39    Director and Vice Chairman  1995        2000
Jarrell D. Ormand (5)     79    Director                    1996        2000


(1) Member was removed from Board January 28, 2000 (See Item 3, litigation)
(2) Member resigned from Board on February 21, 2000 and now serves on the Company's marketing advisory council.
(3) Member resigned from Board on February 21, 2000 and now serves on the Company's marketing advisory council.
(4) Member resigned Board and his position as Vice Chairman in September 1999
(5) Member resigned from Board in November 1999


Background of Officers and Directors.

Directors of Company serve staggered three year terms, so that two directors are elected each year. Following is a brief description of the background of the officers and directors of Company based on information provided by them to Company.

Daniel S. Pena, Sr., joined Company in early 1995 as a director and Chairman of the Board. He became a director of Company in April 1995, and Chairman of the Board of Company in November 1995. Since 1992, Mr. Pena has been the controlling shareholder and chairman of Great Western Development Corporation, a publishing company. Mr. Pena founded Great Western Resources, a publicly held natural resources company, in 1982 and served as its Chief Executive Officer and Chairman until 1992. From 1979 to 1982, Mr. Pena was chairman and CEO of JPK Industries, a natural resources company. From 1977 until 1979, Mr. Pena held the position of Vice President at the investment banking firm of Bear Stearns and Co. in Los Angeles, California, and from 1975 until 1977, that of Director of Financial Planning at Paine Webber Jackson & Curtis in Los Angeles, California. He was until recently a member of the board of trustees, California State University, Northridge, where he graduated in 1971 with a B.S. in Business Administration.

Raymond Rach joined Company, as President in January 1993. Mr. Rach served as President of Company from April 1995 until November 1995, when he became President of SDI Wealth, Company's telemarketing subsidiary, and a Vice President of Company. He has served as a director of Company since April 1995. Before joining Company, Mr. Rach spent five years, from 1987 to 1992, as Executive Vice President with Budd Mayer Corporation, one of the nation's largest regional food brokerage firms.

David A. Reecher is the founder, President and Chief Executive Officer of GWP. Prior to founding GWP, he was Vice President and co-owner of TOWERS Club Press, Inc., a publisher and advertising agency. Mr. Reecher is co-founder and former President of Aviation Surplus Sales, Inc., an aircraft parts company; and is the founder, Chairman and majority owner of Little Mountain Promotions, Inc., an advertising distribution service. Mr. Reecher has also been involved with the advertising and marketing of a variety of businesses which include restaurants, insurance companies, mail order companies, and chiropractors. He has been leading large organizations for over a decade, including the Powerplant Programs for both Presidential Airways and Discovery Airways, and the production facility for Aerotest, a large southern California aircraft repair facility.

Jose A. Alvarez is a C.P.A. who founded his own accounting firm in 1975 and developed it through mergers, acquisitions and referrals. At one point he was involved with offices in four cities, with nearly $2,000,000 in revenue. He sold his practice in 1996. In addition to running his practice, he was a college accounting professor for six years. In 1996, Mr. Alvarez co-founded GWP as its Chief Financial Officer and Director. Mr. Alvarez had been a consultant on business growth, financial, tax and management advice, mergers, sales and acquisitions, estate and gift tax considerations, and company valuations. He graduated from the University of South Florida in 1971 with a B.A. in accounting.

Ted Nicholas is an author, copywriter, public speaker and direct marketing expert. He is the President of Nicholas Direct, Inc., which markets his books, audio and video tapes, newsletters, seminars, and other information products, and publisher of the "Direct Marketing Success Letter." Since 1956 he has founded 22 companies in such fields as candy and ice cream manufacturing and retailing, franchising, real estate, machinery and food.
He has written 14 best sellers and published 53 books by other authors.

Bob Stone is cofounder and Chairman Emeritus of Stone & Adler, now a Young & Rubican direct marketing company, which he started in 1966. He is currently Professor of Direct Marketing at Northwestern University and the University of Missouri. He is a member of the Direct Marketing Hall of Fame and is the only direct marketer to win the Best in Industry Award eight times. He has written over 200 articles on direct marketing which have appeared in Advertising Age magazine since 1967.

Shawn M. Casey, Esq., joined Company as General Counsel and Conference Director in January 1995. From November, 1995 to February 15, 1999, he served as President, Chief Executive Officer and Secretary of Company. He became a director of Company in April, 1995. In August 1997, he was elected Vice-Chairman of the Board of Directors. From 1989 until 1994, Mr. Casey conducted a solo law practice in Pittsburgh, Pennsylvania focused primarily on real estate and business matters. At the same time he was a shareholder and President of Emerald Settlement Services, Inc., a title insurance agency in Pittsburgh, Pennsylvania. He founded Dream Development Corporation in 1993 to sponsor and promote seminars, workshops and information products. He graduated from the University of Scranton in Pennsylvania with a B.A. in communications in 1981, and received his Juris Doctor degree from Duquesne University in 1985.

Jarrell D. Ormand joined Company in July, 1996 as a Director. From 1963 to 1990, Mr. Ormand was the Chairman and Chief Executive of Ormand Industries, Inc., a publicly-traded American Stock Exchange company whose interests included advertising, container manufacturing, apparel, auto leasing and electronics. From 1955 to 1958, Mr. Ormand was on the Board of Directors of the American Petroleum Institute of the Permian Basin (West Texas and New Mexico). Mr. Ormand is currently a director of Centinela Hospital, a nonprofit hospital based in California. Since 1990, Mr. Ormand has been retired.

Key Employee:

Ron LeGrand, 51, founded SDI LeGrand in 1989. He was President and a Director of SDI LeGrand until January, 1995 and President, Secretary, Treasurer and a Director of Results Publishing, Inc., until November 1995. He resigned as a Director of Company in March, 1996. An active real estate entrepreneur, Mr. LeGrand has bought and sold more than 1,100 single family houses over the last 13 years. Based upon this personal experience, Mr. LeGrand developed many of the courses and programs offered by Company today. In addition, Mr. LeGrand speaks nationally, teaching his real estate investing and management methodology at Company's programs.

Company Committees

On April 20, 1999, the Board of Directors of Company appointed the following named individuals to serve on the following committees of Company until their successors have been duly appointed and qualified or until their earlier death, resignation or removal:

Executive Committee       Compensation Committe        Audit Committee

Daniel S. Pena, Sr.       Daniel S. Pena, Sr.          Jose A. Alvarez
David A. Reecher          Raymond Rach                 Jarrell D. Ormand
Jose A. Alvarez           Jarrell D. Ormand            Ted Nicholas

Resignation of Hugh L. Carey

Mr. Hugh L. Carey resigned as a member of the Board of Directors of Company in April 1999. There was no disagreement with management related to Company's operations, policies or practices.

Employment Agreements

Company has entered into Employment Agreements with Mr. Reecher and Mr. Alvarez. Each agreement prohibits the employee from engaging in a competing business in the United States or any country in which Company does business for a period of two years after termination of employment.



                                       Annual Base               Current Term
Name               Position            Salary        Bonus       Ends

David Reecher      CEO/President       $150,000      Formula*    03/09/00
Jose A. Alvarez    CFO/EVP/Sec/Treas   $150,000      Formula*    03/09/00


*	See more detailed description of bonus below.


Mr. Reecher - Mr. Reecher's agreement, effective March 9, 1999, provides for a base salary of $12,500 per month ($150,000 annually) and a quarterly bonus of $15,000 with respect to any fiscal quarter in which Company's net income exceeds 10% but not more than 15% of its gross revenue. The quarterly bonus is equal to $25,000 with respect to any fiscal quarter in which net income exceeds 15% of gross revenue. The agreement renews automatically annually but is subject to termination by Mr. Reecher upon 60 days notice and by the Board of Directors of Company for good cause, as defined in the agreement.

Mr. Alvarez - Mr. Alvarez's agreement, effective March 9, 1999, provides for a base salary of $12,500 per month ($150,000 annually) and a quarterly bonus of $15,000 with respect to any fiscal quarter in which Company's net income exceeds 10% but not more than 15% of its gross revenue. The quarterly bonus is equal to $25,000 with respect to any fiscal quarter in which net income exceeds 15% of gross revenue. The agreement renews automatically annually but is subject to termination by Mr. Alvarez upon 60 days notice and by the Board of Directors of Company for good cause, as defined in the agreement.

Item 10.	EXECUTIVE  COMPENSATION

For the fiscal years set forth below, the following executive officers were the most highly compensated executive officers of Company:



                          ANNUAL COMPENSATION*


                                   GWP/IMH                   SDI

Name/Principal      For Year           Other Annual             Other Annual
Position            Ending    Salary   Compensation    Salary   Compensation

David A. Reecher    1999     110,167             -0-       -0-            -0-
President/CEO       1998      12,000         30,000        -0-            -0-
                    1997          -0-            -0-       -0-            -0-

Daniel S. Pena, Sr. 1999          -0-        40,000        -0-        10,000
Chairman of Board   1998          -0-            -0-       -0-        12,528
                    1997          -0-            -0-       -0-         3,009

Raymond Rach        1999      92,162             -0-   52,050             -0-
Vice President      1998          -0-            -0-  244,374             -0-
                    1997          -0-            -0-  133,914             -0-

Jose A. Alvarez     1999     104,167         16,650        -0-            -0-
Executive Vice      1998          -0-        82,750        -0-            -0-
President,          1997          -0-         3,000        -0-            -0-
Treasurer and CFO

Shawn Casey         1999          -0-        24,237    18,386         38,333
Former President    1998          -0-            -0-  108,272        214,886
and CEO             1997          -0-            -0-  147,253        147,010

Ron LeGrand         1999      59,106             -0-   55,407             -0-
                    1998          -0-            -0-  231,801             -0-
                    1997          -0-            -0-  115,438             -0-


* Salaries and other Compensation for GWP/IMH based upon fiscal years ending June 30. Salaries and other Compensation for SDI in 1999 are through March 31, 1999 and calendar years 1998 and 1997.


Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The table below presents certain information regarding beneficial ownership of Company's common stock (Company's only voting security) as of June 30, 1999 by (i) each shareholder known to Company to own, or have the right to acquire within 60 days, more than 5% of the outstanding shares of common stock, (ii) each executive officer and director of Company, and (iii) all executive officers and directors as a group.



                                      No. of Shares
                       Number of      Which May be     Total Shares
                       Shares         Acquired         Beneficially   Percent
Name                   Owned          W/In 60 Days     Owned          of Class

Daniel S. Pena (c)     6,214,555      1,000,000        7,214,555      25.51%
Ron LeGrand (b)        5,586,982        125,000        5,711,982      20.19%
David A. Reecher (a)   5,663,650              0        5,663,650      20.02%
Shawn M. Casey (b)       600,000      1,075,000        1,675,000       5.92%
Jose A. Alvarez (b)    1,472,549              0        1,472,549       5.21%
Raymond Rach (b)         773,179        125,000          898,179       3.18%
Ted Nicholas (a)         566,365              0          566,365       2.00%
Bob Stone (a)            453,092              0          453,092       1.60%
Hugh L. Carey (b)        120,000              0          120,000      0.004%
Jarrell D. Ormand (b)    120,000              0          120,000      0.004%

All Directors and
Executive Officers as
a Group (9 persons)   15,983,390      2,200,000       18,183,390       83.64%

Total Shares Out-
standing / Vested
Options               24,180,442      4,105,902       28,286,344      100.00%


(a) Business Address:	 3904 Airport Road, Plant City, FL 33567
(b) Business Address:	 9799 Old St. Augustine Road, Jacksonville, FL 32257
(c) Business Address:  11622 Dorrance Lane, Stafford, Texas  77477


Item 12.	CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS

Shawn M. Casey, one of Company's current directors and Vice Chairman of the Board, is the sole shareholder and President of Dream Development Corporation ("DDC"). Under an arrangement with Company, DDC accrued 70% of the gross sales price of its products sold at Company events at which Mr. Casey was a speaker and 49% of the gross sales price of its products otherwise sold by Company. DDC was responsible for paying Mr. Casey's travel expenses (except for travel to certain conferences, which are paid by Company), product costs, event costs and shipping and related costs. DDC received from Company, pursuant to this arrangement, $147,010 in calendar year 1997, $214,886 in calendar year 1998, $38,333 from January through March, 1999 and $24,237 in the 3 months of fiscal year ended June 30, 1999.

Mr. Daniel S. Pena, the former Chairman, is the controlling shareholder and Chairman of Great Western Development Corporation ("Great Western"). Great Western received $10,000 per month total from the Company, GWP and SDI, beginning with February, 1999. Great Western had received $50,000 as of June 30, 1999.

GWP's central processing area is located at a facility in Plant City, Florida, owned by Jose A. Alvarez. Mr. Alvarez receives market or below market rent for the leasing of the facility to GWP. During the period September, 1998 through June 30, 1999, Company used the facility as its financial office. In addition, Alvarez & Co. received $16,650 in consulting fees for services in fiscal year ended June 30, 1999, $82,750 in 1998 and $3,000 in 1997 provided to Company by Mr. Alvarez, who was President of Alvarez & Co. Mr. Alvarez started receiving salary as an employee in August, 1998.

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required by Item 601 of Regulation S-B

Exhibit
Number

1 Agency Agreement between Company and Attkisson, Carter & Akers is incorporated by reference to the indicated exhibit to Company's Form 10-QSB (File Number 333-42499) Filed on November 13, 1998

2 Amended and Restated Articles of Incorporation are incorporated by reference to the indicated exhibit to Company's Definitive 14A File Number 333-42499 Filed on March 1, 1999

10.1 Executive Stock Option is incorporated by reference to the indicated exhibit to Company's Form 10-QSB (Filed Number 333-42499) Filed on November 13, 1998

10.2 Incentive Stock Option Agreement is incorporated by reference to the indicated exhibit to Company's Form 10-QSB (File Number 333-42499) filed on November 13, 1998

10.3 Restricted Stock Agreement is incorporated by reference to the indicated exhibit to Company's Form 10-QSB (File Number 333-42499) Filed on November 13, 1998

10.4 Employment Agreement is incorporated by reference to the indicated exhibit to Company's Form 10-QSB (File Number 333-42499) Filed on November 13, 1998

10.5 Long Term Incentive Plan is incorporated by reference to the indicated exhibit to Company's Form 10-QSB (File Number 333-42499) Filed on November 13, 1998

10.6 Agreement and Plan of Merger is incorporated by reference to the indicated exhibit to Company's definitive 14A Filed Number 333-42499 Filed on March 1, 1999

10.7      Alvarez Employment Agreement  -  Attached as Appendix C

10.8      Reecher Employment Agreement  -  Attached as Appendix D


(b) Reports on Form 8-K

A report on Form 8-K was filed during the last quarter of the period covered by this report. The items reported were as follows:

Item 1 - Change of Control of Registrant - Effective March 31, 1999, Company acquired all of the assets of GWP in a non-taxable reverse triangular reorganization (the "Merger"). Initially it was Company's understanding that the effective date of the Merger was April 12, 1999 because Company was required to refile the Articles of Merger with the Delaware Secretary of State. However, the Delaware Secretary of State stated subsequently that the effective date of the Merger was March 31, 1999 because that was the date of the original filing of the Articles of Merger. The consideration for the acquisition of GWP was the issuance of shares of Company to the shareholders of GWP at the Exchange Ratio as defined in page 5 of Schedule 14A (11,327.288 shares of Company for each share of common stock of GWP). The amount of consideration was determined based upon a fairness opinion (attached to the Form 8-K as Exhibit B) dated March 23, 1999, issued by Sheldrick, McGehee & Kohler, Inc., to the effect that as of the date of the opinion, Company and GWP were of substantially equal value from a financial point of view and from the perspective of the shareholders of both Company and GWP.

Item 5 - Other Events - Effective March 16, 1999, the name of Company was changed from Success Development International, Inc. to International Media Holdings, Inc.

Item 7 - Financial Statements and Exhibits - Audited financial statements of GWP were not available as of the date of filing of the Form 8-K. The most current unaudited consolidated financial statements of GWP and its subsidiaries for the fiscal year ending June 30, 1997, the fiscal year ending June 30, 1998, and the five month interim period ending November 30, 1998 were attached as Exhibit "E" to Schedule 14A.

                               Signature

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  				INTERNATIONAL  MEDIA  HOLDINGS, INC.


Date: 		June 14, 2000 		 	            By:       	/s/ Jose A. Alvarez
						  	                                       Jose A. Alvarez, CPA
						                                     Executive Vice President & CFO




                               APPENDIX   A


INTERNATIONAL MEDIA HOLDINGS, INC.
CONSOLIDATED FINANCIAL
STATEMENTS
JUNE 30, 1999

JAMES MOORE & CO., P.L.
CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITORS' REPORT

The Board of Directors of
International Media Holdings, Inc.:


We have audited the accompanying consolidated balance sheet of International Media Holdings, Inc. and subsidiaries ("the Company") as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Media Holdings, Inc. and subsidiaries as of June 30, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                    		//S//  James Moore & Co.


Daytona Beach, Florida
March 24, 2000, except for Notes (14) and (15) which are as of April 19, 2000




INTERNATIONAL MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 1999



                                  ASSETS

CURRENT ASSETS
 Cash and cash equivalents                            $	13,958
 Accounts receivable, net                            1,807,252
 Inventories                                           320,785
 Other current assets                                  194,445
 Receivables from related parties                       66,812
     Total current assets                            2,403,252


PROPERTY AND EQUIPMENT, net                          2,147,937

OTHER ASSETS
 Goodwill, net                                       3,446,828
 Financing costs, net                                  118,634
     Total other assets                              3,565,462

TOTAL ASSETS                                       $	8,116,651


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Line of credit note payable                         $	847,474
 Current portion of long-term debt                     150,075
 Current portion of investors' subordinated loans       37,102
 Accounts and due to publishers payable              2,404,818
 Accrued expenses                                      679,548
 Unearned revenues                                     484,603
 Payables to related parties                           310,268
     Total current liabilities                       4,913,888

LONG-TERM DEBT, less current portion                   972,002

INVESTORS' SUBORDINATED LOANS, less current portion    962,898

LOANS FROM STOCKHOLDER                                 307,907

     Total liabilities                               7,156,695

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value; 500,000,000
 shares authorized, 24,180,442 shares issued
 and outstanding                                        24,180
 Additional paid in capital                          1,538,901
 Accumulated deficit                                 	(603,125)
     Total stockholders' equity                        959,956

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $	8,116,651





INTERNATIONAL MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 1999



REVENUES                                                $	6,809,760

OPERATING EXPENSES
 Direct cost                                              3,865,118
 Administrative and general                                 751,045
 Sales, marketing and publishers acquisitions             1,283,441
 Warehouse and distribution                                 354,717
 Corporate acquisitions                                     106,162
     Total operating expenses                             6,360,483

INCOME BEFORE INTEREST, DEPRECIATION AND AMORTIZATION       449,277

OTHER EXPENSES
 Interest                                                   350,137
 Depreciation and amortization                              158,641
     Total other expenses                                   508,778

LOSS BEFORE AMORTIZATION OF GOODWILL                       	(59,501)

AMORTIZATION OF GOODWILL                                     89,867

NET LOSS                                                 $	(149,368)

NET LOSS PER COMMON SHARE
 Primary                                                     $	(.01)
 Fully diluted                                               $	(.01)



INTERNATIONAL MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JUNE 30, 1999



                                                                             Total
                                    Common     Additional                Stockholders'
                       Common       Stock       Paid In    Accummulated      Equity
                    Stock Shares    Amount      Capital      Defecit       (Defecit)

Balance June 30,
1998 (1)             11,644,463    $	11,644    $	426,953   $	(453,757)      $	(15,160)

Common stock issued
to officer for
compensation (2)        906,184         906        7,094            -           8,000

Restricted common
stock issued to
employees for
compensation (2)         88,919          89          695            -             784

Common stock of
SDI outstanding
at date of merger    11,472,674      11,473    1,088,527            -       1,100,000

Options exercised        75,000          75       15,625            -          15,700

Forfeiture of
restricted common
stock                   	(6,798)        	(7)           7            -               -

Net loss                      -           -            -    	(149,368)      	(149,368)

Balance, June 30,
1999                 24,180,442    $	24,180  $	1,538,901   $	(603,125)      $	959,956


(1) This reflects GWP's shares converted to reflect the reverse merger conversion rate as described in Note (11).

(2) These shares were issued to GWP employees and officer prior to the reverse merger and reflect the conversion rate.



INTERNATIONAL MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 1999
Increase (Decrease) in Cash and Cash Equivalents



CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $	(149,368)
Adjustments to reconcile net loss to
net cash used in operating activities:
 Depreciation and amortization                                    248,508
 Allowance for book returns and uncollectibles                  	(107,308)
 Issuance of common stock for compensation                          8,784
Change in assets and liabilities:
 Accounts receivable                                             	(67,659)
 Receivables/payables from related parties                       	(72,644)
 Inventories                                                     	(95,486)
 Other current assets                                            	(50,701)
 Accounts payable and accrued liabilities                         354,771
 Unearned revenue                                               	(196,971)
     Total adjustments                                           	(21,294)
   Net cash used in operating activities                        	(128,074)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired in purchase of SDI                                  25,796
 Purchases of property and equipment                             	(27,708)
 Cash paid for acquisition costs and other assets               	(289,065)
   Net cash used in investing activities                        	(290,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from line of credit                                 403,757
 Repayment of long-term debt                                    	(109,075)
 Issuance of common stock                                          15,700
   Net cash provided by financing activities                      310,382

NET DECREASE IN CASH AND CASH EQUIVALENTS                       	(108,669)

CASH AND CASH EQUIVALENTS, beginning of year                      122,627

CASH AND CASH EQUIVALENTS, end of year                           $	13,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for interest                         $	359,030


NONCASH INVESTING AND FINANCING ACTIVITIES:

During 1999, the Company entered into various capital leases for equipment for $24,333.

During the year, the Company acquired the total assets of $1,244,577 and total liabilities of $2,060,800 of Success Development, Inc. by issuance of common stock valued at $1,100,000.



(1)	The Company and Its Operations:

International Media Holdings, Inc. ("the Company") was formerly known as Success Development International, Inc. (SDI) prior to a name change during 1999. Effective March 31, 1999, the Company was created in its present form when SDI was merged with Great Wisdom Publishing, Inc. (GWP) through a reverse merger. The former stockholders of GWP have a controlling interest in the voting common stock of the combined organization. Also, the management of GWP has continued as the management of the Company. This combination was accounted for as a purchase by GWP. (See Note 11).

SDI was incorporated in 1995 and owned two active subsidiaries, SDI LeGrand Publishing, Inc. ("LeGrand"), (formerly known as the LeGrand Group, Inc.), and SDI Wealth Institute, Inc. ("Wealth"), (formerly known as Results Publishing, Inc.). Both of these companies are now wholly owned subsidiaries of the Company.

LeGrand develops and sells a variety of real estate related educational materials. Wealth organizes and promotes general business conferences designed to provide participants with real estate and other home based business opportunities. These operations are conducted throughout the United States.

GWP was incorporated in 1996 to form a vertically integrated communications company with a focus toward creating a niche in the communications market. During 1996, GWP acquired the assets of Publishers Distribution Service, Inc. ("PDS"), through its wholly owned subsidiary, Access Publishers Network, Inc. ("Access"). Access functions as the Company's global distribution network and sells, on credit terms, to major wholesalers and national book retail chains throughout the United States as well as internationally.

In February 1998, GWP acquired Astro Communications Services, Inc. ("Astro") through their subsidiary, Advanced Communications, Inc. Astro creates and sells astrological reference data and books, on credit terms, to wholesalers and retailers throughout the world. They also create special astrological reports that are sold directly to consumers.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all material intercompany balances and transactions have been eliminated. The results of operations for SDI are for the period subsequent to acquisition by GWP, which is April 1, 1999 through June 30, 1999.

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

(2)	Summary of Significant Accounting Policies:  (Continued)

(b)	Inventories-Inventories, consisting of finished book products and educational materials held for resale, are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

(c)	Property and equipment-Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets and leased equipment and software is amortized over the useful life of the asset. Estimated useful lives of property and equipment are as follows:

               Buildings and improvements                40 years
               Furniture, fixtures and equipment     5 - 10 years
               Computer software                          3 years


    Maintenance and repairs are charged to income as incurred. Major renewals and improvements are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

(d)	Acquisition costs-The direct costs associated with business combinations accounted for as purchases have been capitalized as goodwill and are being amortized over twenty years on the straight-line basis.

(e)	Goodwill-Goodwill represents the amount by which the cost of businesses acquired exceeds the fair value of the net assets acquired. Goodwill is amortized over twenty years using the straight-line method. The Company periodically reviews goodwill for impairment based upon undiscounted operating income over the remaining life of the goodwill. While the estimates are based on management's historical experience and assumptions regarding future operations, the amounts the Company will ultimately realize could differ from those used in the most recent analysis. Accumulated amortization at June 30, 1999 was $129,000.

(f)	Revenue recognition-The Company provides services which entitle the purchaser to attend training seminars within one year after the order date. Training seminar tuition is deferred and recognized only upon receipt of the tuition and after attendance or expiration. Other revenues are recognized as earned.

(g)	Advertising-The Company charges to income the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct response advertising consists primarily of direct mail and infomercials with order response information. The capitalized costs of the advertising are amortized over the period following the campaign. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expenses for the year ended June 30, 1999 were approximately $300,000.

(h)	Income taxes-Deferred income tax liabilities and assets are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

(2)	Summary of Significant Accounting Policies:  (Continued)

(i)	Use of estimates-The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(j)	Earnings per share-Earnings per share amounts are based on the weighted average number of shares outstanding. Diluted earnings per share include the dilutive effect of stock options, warrants and contingent shares.

(k)	Segment information-The Company adopted Statement of Financial Accounting
    Standards No. 131, "Disclosures about Segments of an Enterprise and
    Related Information" (SFAS 131) in fiscal year 1999. This statement establishes standards for the reporting of information about operating segments in annual consolidated financial statements. Operating segments are defined as components of a business for which separate financial information is available and that is evaluated regularly by the chief operating decision makers in determining how to allocate resources and in evaluating performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS
    131 did not affect the reported consolidated results of operations or financial position, but did result in increased disclosures as presented in Note (12).

(l)	Allowance for book returns and uncollectibles-The Company records an estimated allowance against both accounts receivable and due to publishers payable for book returns, which is a standard practice in the book publishing industry. Consideration is given to fees collected from publishers for processing returns. At June 30, 1999, an allowance of $322,648 has been recorded against accounts receivables.

(m)	Financing costs-Loan origination fees and other costs associated with debt financing are deferred and amortized over the various terms of the corresponding loans using the straight-line method, which approximates the effective interest method. At June 30, 1999, total financing costs were $185,760 less amortization of $67,126.

(3) Property and Equipment:

The following is a summary of property and equipment at June 30, 1999:


               Land                               $ 	 378,900
               Buildings and improvements           1,327,019
               Furniture, fixtures and equipment      397,325
               Computer software                      266,056
                    Total                           2,369,300

               Less:  accumulated depreciation      	(221,363)

                  Property and equipment, net      $	2,147,937


(3)	Property and Equipment:  (Continued)

See Note (5) relative to rental properties included above.

The Company leases certain equipment under capital leases. The cost and related accumulated amortization on these assets at June 30, 1999, are approximately $132,000 and $68,000. Some of the capital leases are personally guaranteed by a stockholder.

(4)	Debt Financing:

The following is a summary of debt financing at June 30, 1999.


Mortgage note payable in monthly installments of $8,452,
including interest at prime plus 5%, with a floor of 13.5%
(13.5% at June 30, 1999) through May 2008, collateralized
by property and equipment, guaranteed by a stockholder.          $  	691,310

Notes payable, bearing interest at 18% payable in varying
amounts at varying dates.                                             84,482

Obligations under capital leases at varying interest rates
payable in monthly installments ranging from $320 to $2,587
through August 2003, collateralized by equipment.                    131,967

Note payable in monthly installments of $2,062 including
interest at 10% collateralized by certain equipment.                  21,567

Note payable, interest only at 12% payable monthly through
March 1, 2000. Commencing April 1, 2000 payable in monthly
installments of $22,244 including interest at 12% for a
period of sixty months. The lending institution has a warrant for 1,415,912 shares at an exercise price of $.00007 per share.
The note is collateralized by certain assets, however, it is subordinated to other collateralized debt and is personally
guaranteed by certain stockholders of the Company.                 1,000,000

Line of credit note payable with a financing company,
limited to the lesser of $1,500,000 or 70% of eligible
accounts receivable, interest at prime plus 3% payable
monthly, administrative fee of .625% payable quarterly,
through February 2000 with automatic annual renewals if
agreed by both parties, collateralized by all assets of
Access.                                                              847,474

Note payable in monthly installments of $5,069 including
interest at 8% due February 2003. Personally guaranteed by
a stockholder.                                                       192,751

Total                                                              2,969,551
Less:  current portion                                             1,034,651

Debt financing, less current portion                             $	1,934,900


(4)	Debt Financing:  (Continued)

Debt financing is included in the balance sheet under the following captions:


CURRENT PORTION OF DEBT FINANCING:
 Line of credit note payable                                $  	847,474
 Current portion of long-term debt                              150,075
 Current portion of investors' subordinated loans                37,102
     Total                                                  $	1,034,651

DEBT FINANCING, LESS CURRENT PORTION:
 Long-term debt, less current portion                           972,002
 Investors' subordinated loans, less current portion            962,898
     Total                                                  $	1,934,900


Maturities of debt financing for each of the next five years as of June 30, 1999 are as follows:


                          Year ending
                            June 30               Amount
                             2000              $	1,034,651
                             2001                  343,542
                             2002                  264,547
                             2003                  258,442
                             2004                  243,860


Certain of the notes payable contain covenants which require the Company to maintain a minimum net worth and a minimum debt service coverage ratio and to obtain permission prior to payment of dividends. As of June 30, 1999, the Company was not in compliance with the covenant requiring a minimum debt service coverage of 1.5. In addition, the Company was in violation of other covenants regarding timely reporting to the lender. The Company obtained a waiver from its lender regarding these deficiencies. The Company was in compliance with all other covenants at June 30, 1999.

CAPITAL LEASE OBLIGATIONS-Minimum future lease payments under capital leases (included in long-term debt) as of June 30, 1999 for each of the next five years and in the aggregate are as follows:


                             Year ending
                               June 30,                Amount
                                2000                 $ 	75,338
                                2001                    51,434
                                2002                    20,365
                                2003                     3,843
                                2004                       320
                     Total minimum lease payments      151,300
              Less:  amount representing interest       19,333
      Present value of net minimum lease payments    $	131,967


(5)	Lessor Activities:

One of the Company's buildings is leased to a tenant under an operating lease through June 30, 2001. The costs and accumulated depreciation of property held for lease are $553,500 and $2,400 at June 30, 1999. A schedule of minimum future lease receipts under the operating lease based on the rental in effect at June 30, 1999, without regard to the exercise of renewal options, follows:


                            Year ending
                              June 30,                   Amount
                               2000                   $  	40,596
                               2001                       42,216

                                                      $  	82,812

(6)	Related Parties:

During the year ended June 30, 1999, a stockholder who was a former officer and his related company had an agreement with the Company whereby they received a percentage of the gross sales price of their products sold at Company events. Expenses recognized by the Company relating to this agreement for the period from April 1, 1999 to June 30, 1999 were approximately $24,000. At June 30, 1999, $207,498 was included in payables to related parties related to this stockholder.

The Company paid the Chairman of the Board, a current stockholder, through his related company, $40,000 from February 1999 to June 30, 1999. Also, the Company owes the stockholder $27,770 for fees outstanding since 1998. This stockholder also owes the Company $18,179 for expenses paid on his behalf.

The Company has notes payable to a stockholder totaling $307,907. Interest on the notes accrues monthly at rates ranging from 8% to 14%, and the principal is due in January 2003. The notes are collateralized by all assets of GWP and are subordinate to certain other notes with financing companies. Interest paid to the stockholder was $35,146 for the year ended June 30, 1999.

The Company owed fees to certain directors of the Company in the amount of $75,000 since 1996, which is due upon demand.

The Company is owed $48,633 from two stockholders on promissory notes with recourse at 9% interest payable in twelve monthly payments.

A Company owned by a stockholder was paid $16,650 for consulting services during the year ended June 30, 1999.

See Note (13) for leases with related parties.

(6)	Related Parties:  (Continued)

The following summarizes amounts reported in the consolidated financial statements:


          Payables to related parties
           Fees for products due to stockholders          $  	207,498
           Fees due for prior expenses                         27,770
           Fees due to directors                               75,000

                                                          $  	310,268

          Receivables from related parties
           Expenses paid on behalf of stockholder         $   	18,179
           9% promissory notes                                 48,633

                                                             $	66,812

          Loan from stockholder                           $  	307,907


(7)	Financial Instruments, Concentration of Credit Risk and Economic
    Dependency:

The Company's financial instruments include cash, accounts receivable-trade, and long-term debt. Financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable. Cash, at times, may exceed the amounts insured by the FDIC. The Company places its temporary cash investments in what management believes to be high quality financial institutions. The majority of the Company's accounts receivable are due from book wholesalers or retailers. The Company has no collateral on its accounts receivable.

All of the Company's financial instruments are recorded at cost which is deemed to approximate fair value. The determination of the fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

The founder of Wealth and LeGrand and a major stockholder is a key speaker and developer of those segments' products, seminars and services.

(8)	Stockholders' Equity:

During 1995, IMH adopted a Long-Term Incentive Plan ("the Plan") which permits the issuance of stock options and restricted stock to employees of the Company and its subsidiaries. Directors and independent contractors of the Company and its subsidiaries were eligible to receive grants of restricted stock. At June 30, 1999, 2,531,402 stock options were outstanding under the Plan. All options are vested and are exercisable ten years from the date of issuance, which ranged from October 1995 to May 1998 or three months after employment.

(8)	Stockholders' Equity:  (Continued)

The Company has issued a warrant granting a lending institution (Note (4)) the right to purchase 1,415,912 shares of the Company's common stock at an exercise price of $.00007 per share. The number of shares available to the institution are subject to certain dilution adjustments as defined in the warrant. The right to acquire the shares expires on March 1, 2006. Commencing March 2, 2005 and expiring March 2, 2006, the lending institution has the right and option to require the Company to acquire the institution's rights under the warrant. The redemption price is to be based on an agreed-upon formula, as provided for in the warrant.

The Company also issued 147,255 options to an investment banker in connection with obtaining certain financing. The options are exercisable at $.0007 per share and expire on February 12, 2004.

The Company issued 11,333 options to its underwriter which are exercisable at $5.50 per share until February 18, 2003.



                                         Weighted                     Weighted
                                         Average       Options/       Average
                            Options/     Exercise      Warrants       Exercise
                            Warrants     Price        Exercisable     Price

Balance, June 30, 1998 (1) 	1,563,167    $	.000127   	1,563,167       $	.000127
 SDI options outstanding
 at date of merger          2,717,735          .24    2,717,735             .24
 Exercised                   	(75,000)         .21     	(75,000)            .21
 Cancelled                  	(100,000)         .21    	(100,000)            .21

Balance, June 30, 1999     	4,105,902        $	.15   	4,105,902           $	.15


Pro forma information as required by SFAS No. 123 for valuing stock options under the fair value method is not disclosed as there was not significant value to the options at the date of the grant. Management believes application of SFAS No. 123 to future option grants will not have a significant impact on pro forma earnings or financial position.

(1) Number of GWP options outstanding reflects the reverse merger conversion rate as described in Note (11).


(9) 	Income Taxes:

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").At June 30, 1998, the gross deferred tax asset was $120,000 of which an allowance was recorded to reduce the asset to zero. The components of the deferred income tax assets and deferred income tax liabilities recorded on the balance sheet at June 30, 1999 are as follows:

(9)	Income Taxes:  (Continued)


                Deferred tax assets:
                 Net operating losses                  $  	278,000
                 Related party accruals                     61,000
                                                           339,000

                Deferred tax liability:
                 Tax over book depreciation and
                 amortization                             	(64,000)
                   Net deferred tax asset                  275,000
                Valuation allowance                      	(275,000)
                                                        $       	-


A valuation allowance was established for the deferred income tax asset because it is probable that the deferred tax asset will not be realized.
As time passes, management will be able to better assess any benefit it may realize from using the loss carryforward.

The Company has approximately $1.1 million in net operating loss carryovers, which primarily expire in years 2010 through 2019. Utilization of net operating loss carryovers is subject to separate return limitation year ("SRLY") restrictions for consolidated tax returns, and realization is dependent upon generating sufficient separate taxable income to utilize the net operating losses. Subsequent tax benefits resulting from realization of the loss carryforward will be applied to reduce the valuation allowance and goodwill related to the acquired company.

(10)	Earnings Per Share:



                                      For the Year Ended June 30, 1999

                                 Loss              Shares            Per-Share
                              (Numerator)       (Denominator)         Amount
BASIC EPS
 Net loss                     $	(149,368)        14,859,921          $	(.01)

EFFECT OF DILUTIVE SECURITIES
 Warrants                              -                  -
 Options                               -                  -

DILUTED EPS
 Loss available to common
 stockholders - assuming
 dilution                     $	(149,368)        14,859,921          $	(.01)


The diluted share base for the year ended June 30, 1999 excludes incremental shares of 3,886,142 related to employee stock options and warrants. These shares are excluded due to their antidilutive effect as a result of the Company's loss during 1999.

(11)	Merger of GWP and SDI:

On March 31, 1999 (the "Merger Date"), GWP merged into a newly formed subsidiary of SDI (the "Merger"). GWP shareholders received 11,327.3 shares of SDI common stock for each share owned of GWP common stock.

In total, 12,639,566 shares of SDI common stock were exchanged for 1,115.85 shares of the GWP outstanding common stock ( a conversion rate of 11,327.3 to one). In addition, each share of GWP stock subject to any options to purchase, and any restricted stock, were converted into an option to purchase 11,327.3 shares of the Company's stock. For purposes of the consolidated statement of stockholders' equity, the beginning balance of common stock shares, and additions to GWP stock shares prior to the merger, have been restated to reflect the conversion rate. The number of shares of outstanding common stock of SDI as of the merger date have been reported as being issued during the year ended June 30, 1999.

The Merger was accounted for as a reverse acquisition whereby GWP was treated as the acquirer and SDI as the acquiree, because GWP stockholders owned a majority of the Company as of the Merger Date, and GWP management remained as the Company's management. Purchase accounting was applied to SDI based upon its fair market value at the Merger Date.

The fair market value of SDI was based on the appraised value of real estate, and fair book value of all other assets acquired, and liabilities assumed. The value of the GWP stock outstanding as of the Merger Date was independently appraised at $1,100,000 which was used as the purchase price. The fair market value of the net liabilities of SDI on the Merger Date was $816,223. Therefore, the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of $1,916,223. The Company also incurred $273,008 of the acquisition costs which are capitalized as part of goodwill.

The Company's unaudited pro forma consolidated results of continuing operations assuming the SDI acquisition accounted for under the purchase method of accounting had occurred at the beginning of the fiscal year follows for the year ended June 30, 1999:


                                                  (Unaudited)
              Revenue                             $	9,901,142

              Loss before extraordinary items     $ 	(963,970)

              Net loss                            $ 	(859,970)

              Diluted loss per share                  $	(0.04)


The pro forma presentation has been adjusted to reflect SDI for a complete 12 month period ended December 31, 1999 and reflecting the Company's twelve months ended June 30, 1999 after adjusting for SDI's three months included in the results of operations. The pro forma information also includes adjustment for depreciation and amortization of assets, including goodwill to recognize the bases recognized in recording the combination.

(12)	Segment Information:

The Company has four reportable segments, organized by type of product/ service. These reportable operating segments are managed separately based on location and fundamental differences in their operations. Both Wealth and LeGrand, based in Jacksonville, Florida are engaged in instructing, educating and providing continual consulting to prospective entrepreneurs on profitably buying and selling real estate. Wealth conducts seminars for individuals across the United States and LeGrand sells related educational materials to this same customer base. Astro, based in San Diego, California, produces reference materials for the astrological services industry which are sold directly to consumers and to Access, which then resells the products to wholesalers and retailers, primarily in the United States, with limited international sales. Access, located in Traverse City, Michigan is the Company's distribution arm and sells to wholesalers and retailers, primarily in the United States, with limited sales internationally. Access has a customer from which it generated net revenues of approximately $1.2 million during the year ended June 30, 1999. Financial information by business segment follows:


                  Wealth        LeGrand        Astro        Access        Others       Total
Revenues from
external
customers         $1,562,392    $	 111,493     $ 	618,326   $4,497,547    $  20,002    $6,809,760

Segment
Profit (Loss)        326,856        36,827       	(78,187)   	(373,193)    	(61,671)  	  (149,368)

Total Assets       1,823,020     2,350,185      1,073,825    2,741,865      127,756     8,116,651

Depreciation and
Amortization          18,513        22,918         65,990      139,474        1,613       248,508

Interest                   -        28,570         10,930      255,876       54,761       350,137


(13)	Commitment:

Operating Leases-The Company leases facilities under operating leases which expire at various dates through 2003. Future minimum rental payments under all operating leases are as follows:


                             Year ending
                               June 30,                 Amount
                                2000                  $	191,040
                                2001                    193,040
                                2002                    112,160
                                2003                     85,400
                                2004                     68,180

                                Total                 $	649,820


The Company leases Michigan and Florida facilities from stockholders. The Michigan warehouse is leased for an annual rent of $111,840 expiring September 2001. The Florida office space is leased for an annual rent of $22,200 expiring August 2003. During 1999, the Company paid $123,040 pursuant to these lease agreements. Total lease expense for all other leases for the year ended June 30, 1999 was $44,694.

(14) 	Litigation:

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

(15) 	Management Plans:

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $149,368 during the year ended June 30, 1999. As of that date, the Company's current liabilities exceeded its current assets by $2,510,636. Current liabilities included $847,474 of a revolving line of credit that the Company expects to continue to renew and $484,603 of unearned revenue for which the Company expects to continue at or near that level. Current management of the Company has developed plans to return to profitability by restructuring existing liabilities, instituting various cost savings measures, implementing an aggressive media campaign, and limiting acquisitions to those that can be obtained through equity or long-term debt.


APPENDIX   B


GREAT WISDOM PUBLISHING,  INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30 1998







GREAT WISDOM PUBLISHING, INC
AND SUBSIDIARIES

JUNE 30, 1998


                                                       Page
TABLE OF CONTENTS	                                     Number

Unaudited Consolidated Financial Statements:

Balance Sheet											                                 3

Statement of Income 	                                    4

Statement of Cash Flows	                                 5

Statement of Owners' Equity	                             7










GREAT WISDOM PUBLISHING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 1998 (UNAUDITED)


                                 ASSETS

CURRENT ASSETS
 Cash                                                 $   122,628
 Accounts Receivable                                    1,696,472
 Inventories                                              184,577
 Other Current Assets                                      70,499
     TOTAL CURRENT ASSETS                               2,074,176

PROPERTY AND EQUIPMENT, at cost
 Net of accumulated depreciation of $ 342,206             401,750

OTHER ASSETS                                            1,429,763

TOTAL ASSETS                                          $ 3,905,689


                LIABILITIES AND STOCKHOLDERS' EQUITY

                            LIABILITIES

CURRENT LIABILITIES
 Short Term Notes & Factoring                         $   475,311
 Current maturities of Long Term Debt                     110,780
 Accounts and Due to Publishers Payable                 1,589,614
 Accrued Expenses and Payroll Taxes Payable                77,311
     TOTAL CURRENT LIABILITIES                          2,253,016

LONG TERM DEBT, less current maturities                   284,925

DEFERRED INCOME TAXES                                           -

INVESTORS SUBORDINATED LOANS                            1,000,000

LOANS FROM SHAREHOLDERS & RELATED PARTIES                 382,908

     TOTAL LIABILITIES                                  3,920,849

STOCKHOLDERS' EQUITY
 Common Stock, $.001 par value, 3,000 shares
 authorized 1,028 shares issued and outstanding                 1
 Additional Paid in Capital                               438,596
 Retained Earnings (Deficit)                             (453,757)

     TOTAL STOCKHOLDERS' EQUITY                           (15,160)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 3,905,689



GREAT WISDOM PUBLISHING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME FOR
THE YEAR ENDED JUNE 30, 1998


REVENUES                                        $ 5,330,041

OPERATING EXPENSES
 Direct Cost                                      3,782,323
 Administrative & General                           418,526
 Sales, Marketing & Publishers Acquisitions         709,382
 Warehouse & Distribution                           356,564

     TOTAL OPERATING EXPENSES                     5,266,795

INCOME BEFORE INTEREST, TAXES,
DEPRECIATION & AMORTIZATION                          63,246

OTHER EXPENSES
 Interest  & Factoring - net                        194,625
 Depreciation and Amortization                       88,055
 Income Taxes                                         2,852

     TOTAL OTHER EXPENSES                           285,532

LOSS BEFORE AMORTIZATION OF GOODWILL               (222,286)

AMORTIZATION OF GOODWILL                             28,828

NET INCOME (LOSS)                                 $(251,114)









GREAT WISDOM PUBLISHING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 1998
(UNAUDITED)


CASH FLOW FROM OPERATING ACTIVITIES
   Net Income                                             $  (251,114)

   Adjustments to reconcile net income to
   net cash from operating activities:

   Depreciation & Amortization                                116,883

   (Increase) decrease in:
   Accounts Receivable                                       (447,799)
   Inventory                                                  (18,721)
   Prepaids and current other assets                          (18,594)

   Increase (decrease) in:
   Accounts Payable                                           478,308
   Other current liabilities                                   45,290

      NET CASH USED IN OPERATING ACTIVITIES               $   (95,747)


CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquired in purchase of Astro                          75,095
   Purchase of Astro Communications, Inc.                    (500,000)
   Purchases of property and equipment                        (26,083)
   Acquisition costs and other assets                     $  (272,159)

      NET CASH USED IN INVESTING ACTIVITIES               $  (723,147)


CASH FLOWS FROM FINANCING ACTIVITIES

   Net Proceeds from line of credit                       $   124,102
   Payoff of Astro's line of credit                          (119,973)
   Proceeds from Subordinated Debt                          1,000,000
   Financing costs                                           (164,402)
   Net decrease in shareholders' loans                        (44,542)
   Proceeds from Long-Term Debt                               250,000
   Repayment of Long-Term Debt                               (116,560)

      NET CASH FROM FINANCING ACTIVITIES                  $   928,625

      NET INCREASE IN CASH                                $   109,731


CASH AT BEGINNING OF YEAR                                      12,896

CASH AT END OF YEAR                                       $   122,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                 $   176,680


NONCASH FINANCING  AND INVESTING ACTIVITIES:

During the year, the company acquired the total assets of $593,128 and total liabilities of $342,313 of Astro Communications, Inc. by purchasing 100% of its stock for $500,000.





GREAT WISDOM PUBLISHING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1997 AND 1998



                    Common       Common
                    Stock        Stock
                   .001 par     .001 par     Additional     Retained        Total
                    value        value        Paid In       Earnings    Stockholders'
                    SHARES       AMOUNT       Captial       (Defecit)      Equity

BEGINNING
BALANCE                  0       $    -       $       -     $       -   $        -

Issuance of
Common Stock         1,028       $    1       $ 438,596     $       -   $  438,597

Net Loss                                                     (202,643)    (202,643)

Balance
June 30, 1997        1,028            1         438,596      (202,643)     235,954

Net Loss FYE
6-30-98                  -            -               -      (251,114)    (251,114)

Balance
June 30, 1998        1,028       $    1       $ 438,596     $(453,757)   $ (15,160)







APPENDIX   C


EMPLOYMENT  AGREEMENT


THIS AGREEMENT is made and entered into as of the 9th day of March, 1999 ("Effective Date"), by and between INTERNATIONAL MEDIA HOLDINGS, INC., formerly known as SUCCESS DEVELOPMENT INTERNATIONAL, INC., a Florida corporation (the "Employer"), and JOSE A. ALVAREZ (the "Employee").

WITNESSETH:

WHEREAS, Employer is a corporation formed pursuant to the laws of the State of Florida and is presently in existence and in good standing; and

WHEREAS, the Employer desires to employ the Employee for a specific term, and the Employee desires to be employed by the Employer in accordance with and subject to the terms and conditions hereafter set forth; and

WHEREAS, the parties hereto believe it to be in their best interests to create a definite and certain Employment Agreement under the terms and conditions set forth herein.

NOW, THEREFORE, for and in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1.	Employment.  Employer shall employ the Employee for the term provided in
Section 3 (the "Term") to serve as the Employer's Executive Vice President
Chief Financial Officer, and in connection therewith, to devote Employee's full-time to perform the duties described below, except for vacations, holidays and reasonable absences due to illness.

2.	Duties of Employee.  The duties of the Employee shall be to serve as the
Executive Vice President and Chief Financial Officer of the Employer and to perform those duties assigned to the Employee by the Board of Directors of the Employer and shall include, but are not limited to, the normal and customary duties of Executive Vice President and Chief Financial Officer.

3.	Term.  The term of Employee's employment under this Agreement shall commence on the Effective Date and shall continue for a one (1) year period unless earlier terminated as hereinafter provided. The Term shall thereafter be automatically renewed for successive one (1) year terms at the end of the initial term unless terminated as hereinafter provided.

4.	Compensation.  During the Term of Employee's employment pursuant to this
Agreement, the Employer agrees to pay Employee, and Employee agrees to accept from Employer in full payment of services rendered by Employee and work to be performed by Employee under the terms of this Agreement, compensation as follows:

(a)	Base Salary.  As compensation for all services to be rendered pursuant to this Agreement, Employer shall pay the Employee during the Term a base salary of Twelve Thousand Five Hundred and No/100 Dollars ($12,500.00) per month
(the "Base Salary"), less such payroll deductions, taxes and other charges as shall be required to be withheld by applicable law. The Base Salary shall be payable biweekly, in arrears. Employee's Base Salary shall be reviewed on an annual basis and is subject to adjustment by Employer's Compensation
Committee with the first of such reviews beginning on March 9, 2000.

(b)	Expenses.  The Employer shall pay or reimburse the Employee for all reasonable expenses actually incurred or paid by the Employee during the Term in the normal course of performing Employee's duties hereunder. Employee will submit an expense report with expense statements or vouchers or such other supporting information as the Employer may reasonably require. The Employer will reimburse Employee for such reasonable expenses within thirty
(30) days of receipt of such expense report.

(c)	Participation in Employee Benefit Plans.  The Employee shall be permitted during the Term, to the extent eligible, to participate in any group life, hospitalization, or disability insurance plan, health program, pension plan, profit sharing plan or other employee benefit plans of the Employer that may be available to other full-time employees or officers of the Employer serving in a capacity similar to that of the Employee.

(d)	Stock Options.  The Employee shall be permitted during the Term to participate in any stock option or other long term incentive plans established by the Employer that may be available to other full-time employees or officers of the Employer serving in a capacity similar to that of the Employee.

(e)	Bonus.  In addition to the Base Salary provided for in paragraph (a) of this Section 4, the Employer shall pay to Employee a quarterly bonus (the "Quarterly Bonus") based on Employer's "net income" as determined by generally accepted accounting principles and adjusted upon year-end audit by Employer's CPA. Any Quarterly Bonus shall be due and payable within forty-five (45) days of the end of each fiscal quarter. For purposes of determining "net income" under this Section 4(e), "net income" shall mean net income after taxes, but before the Quarterly Bonuses of the CEO and CFO. The Quarterly Bonus shall be awarded to Employee as follows:

(i)	In any full fiscal quarter of Employer, if the "net income" exceeds ten percent (10%) of the gross revenue of Employer (but does not exceed fifteen percent (15%)), then the Employee shall receive Fifteen Thousand and No/100 Dollars ($15,000.00).

(ii)	In any full fiscal quarter of Employer, if the "net income" exceeds fifteen percent (15%) of the gross revenue of Employer, then the Employee shall receive Twenty-five Thousand and No/100 Dollars ($25,000.00).

5.	Vacation.  During the term of this Agreement, Employee shall be entitled to four (4) weeks of vacation per calendar year; provided, however, Employee shall not take more than one (1) consecutive week of vacation without the express written consent of the Chairman.

6.	Deductions from Compensation.  Deductions shall be made from Employee's compensation and taxable benefits for Social Security, withholding taxes, any other such taxes as may from time to time be required by any governmental authority.

7.	Termination of this Agreement.

(a)	If the Employee dies during the Term, this Agreement shall terminate, except as provided herein, and the Employee's legal representatives shall be entitled to any accrued but unpaid salary and prorated bonuses due through the date of Employee's death. Employer shall also be obligated to pay to Employee's legal representative the sum of the then current Base Salary at the date of Employee's death per month for the remainder of the full Term, as renewed, plus any bonus plan or stock options in effect and owed to Employee at Employee's date of death. Upon payment in full, Employer shall be fully and completely discharged of any and all liabilities or obligations to Employee and Employee's legal representatives hereunder and Employee's estate shall not be entitled to further benefits under this Agreement.

(b)	The Employee may terminate this Agreement upon sixty (60) days prior written notice to the Employer. If the Employee gives notice pursuant to this paragraph (b), the Employer shall have the right to relieve the Employee, in whole or in part, of the Employee's duties under this Agreement or to accelerate the date of termination, with accrued but unpaid salary and prorated bonus payable to the Employee only through the last date of service to Employer. Such payments shall be in full and complete discharge of any and all liabilities or obligations of the Employer to the Employee hereunder, and the Employee shall be entitled to no further benefits under this Agreement.

(c)	 The Employer may terminate the employment of the Employee hereunder without notice for good cause (as defined below). The term "good cause" as used in this Agreement shall mean conduct disloyal to the Employer, conviction of any crime of moral turpitude, any theft, willful or improper taking, embezzlement or conversion of the Employer's funds or other assets or fraudulent activity with respect to the Employee or substance dependence, as determined by the Board of Directors of the Employer. If the employment of the Employee is terminated pursuant to this paragraph (c), then the Employer shall pay to the Employee any compensation earned but not paid to the Employee through the last date of service to Employer. Such payment shall be in full and complete discharge of any and all liabilities or obligations of the Employer to the Employee hereunder, and the Employee shall be entitled to no further benefits under this Agreement.

8.	Competitive Business.

(a)	For purposes of this Section 8, the term "Restricted Area" shall be deemed to include the United States and any country in which the Employer conducts its business.

(b)	Employee agrees and covenants that Employee shall not undertake any new business within the Restricted Area without first giving written notice to the Employer of such new Business and the opportunity to undertake such business in lieu of the Employee and only if such new business does not materially interfere with Employee's duties hereunder. The notice shall be in writing and addressed to the Chairman.

(i)	If the Employer shall elect to undertake such new business after Employee notifies Employer that Employee will undertake any new business within the Restricted Area, Employer shall send written notification to Employee of such election within thirty (30) days after its receipt of the notice of said new business opportunity. Thereafter, Employee shall not enter into such business.

(ii)	If the Employer notifies the Employee that it shall not enter into the new business, or if the Employer shall fail to affirmatively notify the Employee of its election within thirty (30) days of its receipt of notice, then Employee which then conducts a business at the location of the proposed new business shall be entitled to pursue said new business if Employee so notifies Employer within twenty (20) days after the receipt of the first notice by the Employer or failure of affirmative notice by the Employer. The pursuit of any new business by Employee may not materially interfere with Employee's duties under this Agreement. If the Employer elects not to pursue the new business, then Employee may pursue said new business.

(c)	Employee shall not, so long as Employee is employed and for a period of two (2) years after Employee ceases to be employed by Employer pursuant to
Section 7(b) and 7(c) of this Agreement, without the Employer's prior and specific written consent, engage in any of the following activities:

(i)	Directly or indirectly, through Employee's agents, employees or otherwise, or as a principal, partner, shareholder, agent, director, officer, employee, consultant, or in any other capacity whatsoever, engage, participate, invest or become interested in, affiliated or connected with, render service to, or furnish any aid, assistance or advice to any person, corporation, firm or other organization engaged in a business or enterprise similar to or in competition with the business of the Employer or any of its Affiliates, within the Restricted Area; or

(ii)	Interfere, directly or indirectly, with the conduct of the Business of the Employer or any of its Affiliates within the Restricted Area; or

(iii)	Within the Restricted Area, solicit (directly or indirectly, for
Employee's own account, or for the account of others) orders for services of a kind or nature like or similar to services performed by the Employer, or any Affiliate thereof, from any party that was a customer of the Employer, or any Affiliate thereof, or which the Employer, or any Affiliate, was soliciting to be its customer during the twenty-four (24) month period preceding the date of Employee's termination of employment. Employee further agrees that Employee shall not, directly or indirectly, urge any customer or potential customer of the Employer, or any Affiliate thereof, to discontinue, in whole or in part, Business, or not to do business with the Employer, or any Affiliate thereof; or

(iv)	Directly or indirectly, through such Employee's agents, employees or otherwise, or as a principal, partner, shareholder, agent, director, officer, employee, consultant, or in any other capacity whatsoever, solicit, direct, or otherwise compete for the services of any of the employees or personnel of the Employer or any of its Affiliates. In addition, the Employee shall not influence or attempt to influence any of the employees or personnel of the Employer or any of its Affiliates from providing services for, or doing business with, the Employer or any of its Affiliates.

(d)	Employee acknowledges that a breach of the terms of this Section 8 may not be fully or adequately compensable by the award or payment of monetary damages, and Employee therefore agrees and consents to be subject to any decree of specific performance, injunction, or any other applicable equitable, legal or other decree, order, writ or remedy which would require such Employee's performance in accordance with the terms of this Section 8. The Employee expressly acknowledges and agrees (i) that the restrictions set forth herein are reasonable in terms of scope, duration, geographic area, and otherwise, (ii) that the protections afforded to the Employer and its Affiliates hereunder are necessary to protect their legitimate business interests, and (iii) that the agreement to observe such restrictions form a material part of the consideration for this Agreement.

(e)	For purposes of this Section 8, an "Affiliate" of the Employer shall mean and include any present or future parent, subsidiary, or brother or sister entity of Employer in which the parent of Employer owns a fifty percent (50%) or more interest, and any other corporation, partnership or other entity in which the Employer owns interests aggregating fifty percent (50%) or more of the ownership interests of such entity.

(f)	Employee shall not disclose to any person any information or knowledge relating to (i) the business, operations or internal structure of the Employer or any of its Affiliates, (ii) the clients (or customers) or potential clients (or potential customers) of the Employer or any of its Affiliates, (iii) any method and/or procedure (such as records, programs, systems, correspondence, or other documents) relating or pertaining to projects or products developed by the Employer or any of its Affiliates or contemplated to be developed by the Employer or any of its Affiliates, or
(iv) the Employer's or any of its Affiliates' business, which information or knowledge the Employee shall have obtained, and which is otherwise of a secret or confidential nature. Further, upon ceasing to be an Employee for any reason whatsoever, the Employee shall not take, without prior written consent of the Board of Directors of the Employer, and shall return, any documents, forms, or other reproductions of any data or any information relating to or pertaining to the Employer or any of its Affiliates, any of the clients (or customers) or potential clients (or potential customers) of the Employer or any of its Affiliates or any other confidential information or trade secrets of Employer or any of its Affiliates.

(g)	Any improvements, inventions, new techniques, processes, programs or products made or developed by Employee relating to the business of the Employer, shall be deemed to have been made or developed during the course of employment and by Employee solely for the benefit of the Employer and shall be the sole and exclusive property of the Employer. In order to further effectuate the terms of this Agreement, Employee agrees to assign to the Employer any and all of Employee's rights to patents, copyrights and all other proprietary interests which Employee might have in any process, program, technique, product, research item, invention or other improvement which Employee develops. Employee shall not use or disclose to any other person or entity any such process, program, technique, product, research item, invention or other improvement except as expressly authorized in writing by the Employer.

9.	Confidential Information.

(a)	The parties recognize that in Employee's employment Employee has had and/or will have access to various confidential and/or proprietary business information which relates to Employer's or any of its Affiliates' business and which has commercial or other value referred to in this Agreement as "Confidential Information." For purposes of this Agreement, Confidential Information includes by way of illustration, but without limitation (except as expressly set forth below), any and all information relating to products manufactured by Employer, products and processes designed by Employee during the term of this Agreement, processes therefore, apparatus and maintenance thereof, research, research programs, computer software and diskettes, manufacturing techniques, processes, program files, developments for experimental work, flow charts, drawings, techniques, source and object codes, standards, specifications, improvements, inventions, customer information, customer lists, accounting data, statistical data, research projects, development and marketing plans, strategies, forecasts, sales plans and sales and marketing information, and the like, that are now in the possession of or may be acquired by or on behalf of Employer or any of its Affiliates, whether or not tangibly embodied in a document, model, specimen, computer storage device, or other physical object, including similar information with respect to any subsidiary, parent, affiliate or related companies of Employer.

(b)	Employee understands that Employee's position as an employee creates a relationship of confidence and trust between him and Employer with respect to any Confidential Information which pertains to Employer's business or to the business of any actual or potential client or customer of Employer, and which may be learned or developed by Employee or made known to Employee by Employer or any of its clients or customers during Employee's employment.

(c)	During the term of this Agreement and at all times after the termination of
Employee's employment with Employer for whatever reason, Employee shall not divulge or convey to any person or other entity any Confidential information and shall keep, at all times, all Confidential Information in confidence and trust for the benefit of Employer.  Employee shall not use any Confidential
Information except for the benefit of Employer without the express prior written consent of the Employer except in the ordinary course of his employment, nor shall Employee disclose any Confidential Information to any person or entity other than Employer and its authorized employees at any time without such consent.

(d)	Upon termination of employment for any reason, Employee shall not take and shall return any and all drawings, blueprints, notes, computer software or diskettes, memoranda, specifications, devices, documents, or any other tangible embodiments of any Confidential Information.

10.	Specific Performance.  The Employee agrees that damages at law will be an insufficient remedy to the Employer in the event that the Employee violates the terms of Sections 8 or 9 of this Agreement, and that the Employer shall be entitled, upon application to a court of competent jurisdiction, to obtain injunctive relief to enforce the provisions of such Section, which injunctive relief shall be in addition to any other rights or remedies available to the Employer.

11.	Compliance with other Agreements.  The Employee represents and warrants that the execution of this Agreement and performance of the Employee's obligations hereunder will not conflict with, result in the breach of any provision of or the termination of or constitute a default under any agreement to which the Employee is a party or by which the Employee is or may be bound.

12.	Waiver of Breach.  The waiver by the Employer of a breach of any of the provisions of this Agreement by the Employee shall not be construed as a waiver by the Employer of any subsequent breach by the Employee.

13.	Binding Effect; Assignment.  The rights and obligations of the Employer under this Agreement, including the covenants and agreements of Employee as set forth in Sections 8 and 9 shall inure to the benefit of and shall be binding upon the successors and assigns of the Employer. This Agreement is a personal employment contract and the rights, obligations and interests of the Employee hereunder may not be sold, assigned, transferred, pledged or hypothecated.

14.	Entire Agreement.  This Agreement contains the entire  agreement and supersedes all prior agreements and understandings, oral or written, with respect to the subject matter hereof. This Agreement may be changed only by an agreement in writing signed by the party against whom any waiver, change, amendment, modification or discharge is sought.

15.	Arbitration.  If any dispute or controversy shall arise between the parties hereto with respect to the making, construction, terms or interpretations of this Agreement, or the rights of any party hereto, the dispute or controversy shall be settled by binding arbitration conducted by one (1) arbitrator, who is selected from the panel of arbitrators of the American Arbitration Association, in accordance with the commercial arbitration rules of the American Arbitration Association. Any reasonable costs associated with such arbitration proceedings shall be borne equally by the parties. Where damages are at issue, the arbitrators are not empowered to award damages in excess of actual damages, nor are they empowered to award punitive damages or attorney's fees. Arbitrators are empowered only to decide upon all disputes, including monetary issues, by selecting either of the last best offers of either party. Each party shall bear the costs of its own attorney's fees and other related legal services expenses.

16.	Governing Law and Venue.  THIS AGREEMENT SHALL BE CONSTRUED AND ENFORCED
IN ACCORDANCE WITH THE LAWS OF THE STATE OF FLORIDA.

17.	Notice.  Any notice required or permitted to be given under this
Agreement shall be sufficient if in writing and if sent by certified or registered mail, first class, return receipt requested, to the parties at the following addresses:

To the Employer:		International Media Holdings, Inc.
                  9799 Old St. Augustine Road
                  Jacksonville, Florida 32257
             					Attn:	Daniel S. Pena, Sr.

To the Employee:		Jose A. Alvarez
                  503 Barnes Drive
                  Brandon, Florida  33511

18.	Strict Construction.  The language used in this Agreement shall be deemed to be in the language chosen by the parties to express their mutual intent, and no rule of strict construction shall be applied for or against any party by reason of such party being deemed the draftsman hereof.

19.	Headings.  The headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.



INTERNATIONAL MEDIA HOLDINGS,
INC.

By:                   /s/ Daniel S. Pena, Sr.
Print Name:               Daniel S. Pena, Sr.
Its:                             Chairman

	"Employer"



  /s/ Jose A. Alvarez
      Jose A. Alvarez

	"Employee"










APPENDIX   D


EMPLOYMENT  AGREEMENT


THIS AGREEMENT is made and entered into as of the 9th day of March, 1999 ("Effective Date"), by and between INTERNATIONAL MEDIA HOLDINGS, INC., formerly known as SUCCESS DEVELOPMENT INTERNATIONAL, INC., a Florida corporation (the "Employer"), and DAVID A. REECHER (the "Employee").

WITNESSETH:

WHEREAS, Employer is a corporation formed pursuant to the laws of the State of Florida and is presently in existence and in good standing; and

WHEREAS, the Employer desires to employ the Employee for a specific term, and the Employee desires to be employed by the Employer in accordance with and subject to the terms and conditions hereafter set forth; and

WHEREAS, the parties hereto believe it to be in their best interests to create a definite and certain Employment Agreement under the terms and conditions set forth herein.

NOW, THEREFORE, for and in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1.	Employment.  Employer shall employ the Employee for the term provided in
Section 3 (the "Term") to serve as the Employer's President and Chief
Executive Officer, and in connection therewith, to devote Employee's full-time to perform the duties described below, except for vacations, holidays and reasonable absences due to illness.

2.	Duties of Employee.  The duties of the Employee shall be to serve as
President and Chief Executive Officer of the Employer and to perform those duties assigned to the Employee by the Board of Directors of the Employer and shall include, but are not limited to, the normal and customary duties of President and Chief Executive Officer.

3.	Term.  The term of Employee's employment under this Agreement shall commence on the Effective Date and shall continue for a one (1) year period unless earlier terminated as hereinafter provided. The Term shall thereafter be automatically renewed for successive one (1) year terms at the end of the initial term unless terminated as hereinafter provided.

4.	Compensation.  During the Term of Employee's employment pursuant to this
Agreement, the Employer agrees to pay Employee, and Employee agrees to accept from Employer in full payment of services rendered by Employee and work to be performed by Employee under the terms of this Agreement, compensation as follows:

(b)	Base Salary.  As compensation for all services to be rendered pursuant to this Agreement, Employer shall pay the Employee during the Term a base salary of Twelve Thousand Five Hundred and No/100 Dollars ($12,500.00) per month
(the "Base Salary"), less such payroll deductions, taxes and other charges as shall be required to be withheld by applicable law. The Base Salary shall be payable biweekly, in arrears. Employee's Base Salary shall be reviewed on an annual basis and is subject to adjustment by Employer's Compensation
Committee with the first of such reviews beginning on March 9, 2000.

(b)	Expenses.  The Employer shall pay or reimburse the Employee for all reasonable expenses actually incurred or paid by the Employee during the Term in the normal course of performing Employee's duties hereunder. Employee will submit an expense report with expense statements or vouchers or such other supporting information as the Employer may reasonably require. The Employer will reimburse Employee for such reasonable expenses within thirty
(30) days of receipt of such expense report.

(c)	Participation in Employee Benefit Plans.  The Employee shall be permitted during the Term, to the extent eligible, to participate in any group life, hospitalization, or disability insurance plan, health program, pension plan, profit sharing plan or other employee benefit plans of the Employer that may be available to other full-time employees or officers of the Employer serving in a capacity similar to that of the Employee.

(d)	Stock Options.  The Employee shall be permitted during the Term to participate in any stock option or other long term incentive plans established by the Employer that may be available to other full-time employees or officers of the Employer serving in a capacity similar to that of the Employee.

(e)	Bonus.  In addition to the Base Salary provided for in paragraph (a) of this Section 4, the Employer shall pay to Employee a quarterly bonus (the "Quarterly Bonus") based on Employer's "net income" as determined by generally accepted accounting principles and adjusted upon year-end audit by Employer's CPA. Any Quarterly Bonus shall be due and payable within forty-five (45) days of the end of each fiscal quarter. For purposes of determining "net income" under this Section 4(e), "net income" shall mean net income after taxes, but before the Quarterly Bonuses of CEO and CFO. The Quarterly Bonus shall be awarded to Employee as follows:

(i)	In any full fiscal quarter of Employer, if the "net income" exceeds ten percent (10%) of the gross revenue of Employer (but does not exceed fifteen percent (15%)), then the Employee shall receive Fifteen Thousand and No/100 Dollars ($15,000.00).

(ii)	In any full fiscal quarter of Employer, if the "net income" exceeds fifteen percent (15%) of the gross revenue of Employer, then the Employee shall receive Twenty-five Thousand and No/100 Dollars ($25,000.00).

5.	Vacation.  During the term of this Agreement, Employee shall be entitled to four (4) weeks of vacation per calendar year; provided, however, Employee shall not take more than one (1) consecutive week of vacation without the express written consent of the Chairman.

6.	Deductions from Compensation.  Deductions shall be made from Employee's compensation and taxable benefits for Social Security, withholding taxes, any other such taxes as may from time to time be required by any governmental authority.

7.	Termination of this Agreement.

(a)	If the Employee dies during the Term, this Agreement shall terminate, except as provided herein, and the Employee's legal representatives shall be entitled to any accrued but unpaid salary and prorated bonuses due through the date of Employee's death. Employer shall also be obligated to pay to Employee's legal representative the sum of the then current Base Salary at the date of Employee's death per month for the remainder of the full Term, as renewed, plus any bonus plan or stock options in effect and owed to Employee at Employee's date of death. Upon payment in full, Employer shall be fully and completely discharged of any and all liabilities or obligations to Employee and Employee's legal representatives hereunder and Employee's estate shall not be entitled to further benefits under this Agreement.

(b)	The Employee may terminate this Agreement upon sixty (60) days prior written notice to the Employer. If the Employee gives notice pursuant to this paragraph (b), the Employer shall have the right to relieve the Employee, in whole or in part, of the Employee's duties under this Agreement or to accelerate the date of termination, with accrued but unpaid salary and prorated bonus payable to the Employee only through the last date of service to Employer. Such payments shall be in full and complete discharge of any and all liabilities or obligations of the Employer to the Employee hereunder, and the Employee shall be entitled to no further benefits under this Agreement.

(c)	The Employer may terminate the employment of the Employee hereunder without notice for good cause (as defined below). The term "good cause" as used in this Agreement shall mean conduct disloyal to the Employer, conviction of any crime of moral turpitude, any theft, willful or improper taking, embezzlement or conversion of the Employer's funds or other assets or fraudulent activity with respect to the Employee or substance dependence, as determined by the Board of Directors of the Employer. If the employment of the Employee is terminated pursuant to this paragraph (c), then the Employer shall pay to the Employee any compensation earned but not paid to the Employee through the last date of service to Employer. Such payment shall be in full and complete discharge of any and all liabilities or obligations of the Employer to the Employee hereunder, and the Employee shall be entitled to no further benefits under this Agreement.

8.	Competitive Business.

(a)	For purposes of this Section 8, the term "Restricted Area" shall be deemed to include the United States or any other country in which the Employer conducts its business.

(b)	Employee agrees and covenants that Employee shall not undertake any new business within the Restricted Area without first giving written notice to the Employer of such new Business and the opportunity to undertake such business in lieu of the Employee and only if such new business does not materially interfere with Employee's duties hereunder. The notice shall be in writing and addressed to the Chairman.

(i)	If the Employer shall elect to undertake such new business after Employee notifies Employer that Employee will undertake any new business within the Restricted Area, Employer shall send written notification to Employee of such election within thirty (30) days after its receipt of the notice of said new business opportunity. Thereafter, Employee shall not enter into such business.

(ii)	If the Employer notifies the Employee that it shall not enter into the new business, or if the Employer shall fail to affirmatively notify the Employee of its election within thirty (30) days of its receipt of notice, then Employee which then conducts a business at the location of the proposed new business shall be entitled to pursue said new business if Employee so notifies Employer within twenty (20) days after the receipt of the first notice by the Employer or failure of affirmative notice by the Employer.
The pursuit of a new business by Employee may not materially interfere with Employee's duties under this Agreement. If the Employer elects not to pursue the new business, then Employee may pursue said new business.

(c)	Employee shall not, so long as Employee is employed and for a period of two (2) years after Employee ceases to be employed by Employer pursuant to
Section 7(b) and 7(c) of this Agreement, without the Employer's prior and specific written consent, engage in any of the following activities:

(i)	Directly or indirectly, through Employee's agents, employees or otherwise, or as a principal, partner, shareholder, agent, director, officer, employee, consultant, or in any other capacity whatsoever, engage, participate, invest or become interested in, affiliated or connected with, render service to, or furnish any aid, assistance or advice to any person, corporation, firm or other organization engaged in a business or enterprise similar to or in competition with the business of the Employer or any of its Affiliates, within the Restricted Area; or

(ii)	Interfere, directly or indirectly, with the conduct of the business of the Employer or any of its Affiliates within the Restricted Area; or

(iii)	Within the Restricted Area, solicit (directly or indirectly, for
Employee's own account, or for the account of others) orders for services of a kind or nature like or similar to services performed by the Employer, or any Affiliate thereof, from any party that was a customer of the Employer, or any Affiliate thereof, or which the Employer, or any Affiliate, was soliciting to be its customer during the twenty-four (24) month period preceding the date of Employee's termination of employment. Employee further agrees that Employee shall not, directly or indirectly, urge any customer or potential customer of the Employer, or any Affiliate thereof, to discontinue, in whole or in part, business, or not to do business with the Employer, or any Affiliate thereof; or

(iv)	Directly or indirectly, through such Employee's agents, employees or otherwise, or as a principal, partner, shareholder, agent, director, officer, employee, consultant, or in any other capacity whatsoever, solicit, direct, or otherwise compete for the services of any of the employees or personnel of the Employer or any of its Affiliates. In addition, the Employee shall not influence or attempt to influence any of the employees or personnel of the Employer or any of its Affiliates from providing services for, or doing business with, the Employer or any of its Affiliates.

(d)	Employee acknowledges that a breach of the terms of this Section 8 may not be fully or adequately compensable by the award or payment of monetary damages, and Employee therefore agrees and consents to be subject to any decree of specific performance, injunction, or any other applicable equitable, legal or other decree, order, writ or remedy which would require such Employee's performance in accordance with the terms of this Section 8. The Employee expressly acknowledges and agrees (i) that the restrictions set forth herein are reasonable in terms of scope, duration, geographic area, and otherwise, (ii) that the protections afforded to the Employer and its Affiliates hereunder are necessary to protect their legitimate business interests, and (iii) that the agreement to observe such restrictions form a material part of the consideration for this Agreement.

(e)	For purposes of this Section 8, an "Affiliate" of the Employer shall mean and include any present or future parent, subsidiary, or brother or sister entity of Employer in which the parent of Employer owns a fifty percent (50%) or more interest, and any other corporation, partnership or other entity in which the Employer owns interests aggregating fifty percent (50%) or more of the ownership interests of such entity.

(f)	Employee shall not disclose to any person any information or knowledge relating to (i) the business, operations or internal structure of the Employer or any of its Affiliates, (ii) the clients (or customers) or potential clients (or potential customers) of the Employer or any of its Affiliates, (iii) any method and/or procedure (such as records, programs, systems, correspondence, or other documents) relating or pertaining to projects or products developed by the Employer or any of its Affiliates or contemplated to be developed by the Employer or any of its Affiliates, or
(iv) the Employer's or any of its Affiliates' business, which information or knowledge the Employee shall have obtained, and which is otherwise of a secret or confidential nature. Further, upon ceasing to be an Employee for any reason whatsoever, the Employee shall not take, without prior written consent of the Board of Directors of the Employer, and shall return, any documents, forms, or other reproductions of any data or any information relating to or pertaining to the Employer or any of its Affiliates, any of the clients (or customers) or potential clients (or potential customers) of the Employer or any of its Affiliates or any other confidential information or trade secrets of Employer or any of its Affiliates.

(g)	Any improvements, inventions, new techniques, processes, programs or products made or developed by Employee relating to the business of the Employer, shall be deemed to have been made or developed during the course of employment and by Employee solely for the benefit of the Employer and shall be the sole and exclusive property of the Employer. In order to further effectuate the terms of this Agreement, Employee agrees to assign to the Employer any and all of Employee's rights to patents, copyrights and all other proprietary interests which Employee might have in any process, program, technique, product, research item, invention or other improvement which Employee develops. Employee shall not use or disclose to any other person or entity any such process, program, technique, product, research item, invention or other improvement except as expressly authorized in writing by the Employer.

9.	Confidential Information.

(a)	The parties recognize that in Employee's employment Employee has had and/or will have access to various confidential and/or proprietary business information which relates to Employer's or any of its Affiliates' business and which has commercial or other value referred to in this Agreement as "Confidential Information." For purposes of this Agreement, Confidential Information includes by way of illustration, but without limitation (except as expressly set forth below), any and all information relating to products manufactured by Employer, products and processes designed by Employee during the term of this Agreement, processes therefore, apparatus and maintenance thereof, research, research programs, computer software and diskettes, manufacturing techniques, processes, program files, developments for experimental work, flow charts, drawings, techniques, source and object codes, standards, specifications, improvements, inventions, customer information, customer lists, accounting data, statistical data, research projects, development and marketing plans, strategies, forecasts, sales plans and sales and marketing information, and the like, that are now in the possession of or may be acquired by or on behalf of Employer or any of its Affiliates, whether or not tangibly embodied in a document, model, specimen, computer storage device, or other physical object, including similar information with respect to any subsidiary, parent, affiliate or related companies of Employer.

(b)	Employee understands that Employee's position as an employee creates a relationship of confidence and trust between him and Employer with respect to any Confidential Information which pertains to Employer's business or to the business of any actual or potential client or customer of Employer, and which may be learned or developed by Employee or made known to Employee by Employer or any of its clients or customers during Employee's employment.

(c)	During the term of this Agreement and at all times after the termination of Employee's employment with Employer for whatever reason, Employee shall not divulge or convey to any person or other entity any Confidential information and shall keep, at all times, all Confidential Information in confidence and trust for the benefit of Employer. Employee shall not use any Confidential Information except for the benefit of Employer without the express prior written consent of the Employer except in the ordinary course of his employment, nor shall Employee disclose any Confidential Information to any person or entity other than Employer and its authorized employees at any time without such consent.

(d)	Upon termination of employment for any reason, Employee shall not take and shall return any and all drawings, blueprints, notes, computer software or diskettes, memoranda, specifications, devices, documents, or any other tangible embodiments of any Confidential Information.

10.	Specific Performance.  The Employee agrees that damages at law will be an insufficient remedy to the Employer in the event that the Employee violates the terms of Sections 8 or 9 of this Agreement, and that the Employer shall be entitled, upon application to a court of competent jurisdiction, to obtain injunctive relief to enforce the provisions of such Section, which injunctive relief shall be in addition to any other rights or remedies available to the Employer.

11.	Compliance with other Agreements.  The Employee represents and warrants that the execution of this Agreement and performance of the Employee's obligations hereunder will not conflict with, result in the breach of any provision of or the termination of or constitute a default under any agreement to which the Employee is a party or by which the Employee is or may be bound.

12.	Waiver of Breach.  The waiver by the Employer of a breach of any of the provisions of this Agreement by the Employee shall not be construed as a waiver by the Employer of any subsequent breach by the Employee.

13.	Binding Effect; Assignment.  The rights and obligations of the Employer under this Agreement, including the covenants and agreements of Employee as set forth in Sections 8 and 9 shall inure to the benefit of and shall be binding upon the successors and assigns of the Employer. This Agreement is a personal employment contract and the rights, obligations and interests of the Employee hereunder may not be sold, assigned, transferred, pledged or hypothecated.

14.	Entire Agreement.  This Agreement contains the entire  agreement and supersedes all prior agreements and understandings, oral or written, with respect to the subject matter hereof. This Agreement may be changed only by an agreement in writing signed by the party against whom any waiver, change, amendment, modification or discharge is sought.

15.	Arbitration.  If any dispute or controversy shall arise between the parties hereto with respect to the making, construction, terms or interpretations of this Agreement, or the rights of any party hereto, the dispute or controversy shall be settled by binding arbitration conducted by one (1) arbitrator, who is selected from the panel of arbitrators of the American Arbitration Association, in accordance with the commercial arbitration rules of the American Arbitration Association. Any reasonable costs associated with such arbitration proceedings shall be borne equally by the parties. Where damages are at issue, the arbitrators are not empowered to award damages in excess of actual damages, nor are they empowered to award punitive damages or attorney's fees. Arbitrators are empowered only to decide upon all disputes, including monetary issues, by selecting either of the last best offers of either party. Each party shall bear the costs of its own attorney's fees and other related legal services expenses.

16.	Loans Made to Employer by Employee.  The parties hereto acknowledge and agree that Employee advanced monies in the form of subordinated loans to Great Wisdom Publishing, Inc., a wholly-owned subsidiary of Employer and are evidenced by three (3) promissory notes in the principal amounts of Fifty-eight Thousand and No/100 Dollars ($58,000.00), One Hundred Two Thousand and No/100 Dollars ($102,000.00) and One Hundred Seventeen Thousand Ninety-one and No/100 Dollars ($117,091.00), respectively (collectively, the "Promissory Notes"). The parties further agree that such Promissory Notes are due and payable on January 20, 2003. The parties further agree that if Employer elects to terminate the Employee for any reason, Employer shall accelerate the repayment of the Promissory Notes on the following terms and conditions:

(a)	Employer shall pay twenty-five percent (25%) of the principal amounts due and payable on the Promissory Notes within one hundred eighty (180) days of Employee's termination;

(b)	Employer shall pay an additional twenty-five percent (25%) of the principal amounts due and payable on the Promissory Notes within three hundred sixty (360) days of Employee's termination;

(c)	Employer shall pay an additional twenty-five percent (25%) of the principal amounts due and payable on the Promissory Notes within five hundred forty (540) days of Employee's termination; and

(d)	Employer shall pay all of the remaining principal and accrued and unpaid interest due and payable on the Promissory Notes within seven hundred twenty
(720) days of Employee's termination.

Notwithstanding the foregoing, in no event shall the repayment of the Promissory Notes extend beyond January 20, 2003 and all interest payments due under the Promissory Notes will continue to be paid in accordance with the terms of the Promissory Notes.

17.	Governing Law and Venue.  THIS AGREEMENT SHALL BE CONSTRUED AND ENFORCED
IN ACCORDANCE WITH THE LAWS OF THE STATE OF FLORIDA.

18.	Notice.  Any notice required or permitted to be given under this
Agreement shall be sufficient if in writing and if sent by certified or registered mail, first class, return receipt requested, to the parties at the following addresses:

To the Employer:		International Media Holdings, Inc.
                  9799 Old St. Augustine Road
                  Jacksonville, Florida 32257
					             Attn:	Daniel S. Pena, Sr.

To the Employee:		David A. Reecher
                  26 Chautaugua Road
                  Arnold, Maryland  21012

19.	Strict Construction.  The language used in this Agreement shall be deemed to be in the language chosen by the parties to express their mutual intent, and no rule of strict construction shall be applied for or against any party by reason of such party being deemed the draftsman hereof.

20.	Headings.  The headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.



INTERNATIONAL MEDIA HOLDINGS, INC.

By:              /s/ Daniel S. Pena, Sr.
Print Name:          Daniel S. Pena, Sr.
Its:                      Chairman

	"Employer"



 /s/ David A. Reecher
     David A. Reecher

	"Employee"