Form 10QSB
period 1999-03-31
INTERNATIONAL MEDIA HOLDINGS INC
filed 2000-08-22
CIK 1020213

FORM  10-QSB

U.S. Securities  and  Exchange  Commission
Washington, D.C.  20549


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the Quarterly Period Ended March 31, 1999

   or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ________ to ________.

Commission File No.  333-42499

                 INTERNATIONAL  MEDIA  HOLDINGS,  INC.
   (Exact name of small business issuer as specified in its charter)


                 Florida                      59-3307487
    (State or other jurisdiction of   (IRS Employer Identification No.)
     incorporation or organization)


                     9799 Old St. Augustine Road
                     Jacksonville, Florida 32257
              (Address of principal executive offices)

                           (904) 886-2985
                    (Issuer's telephone number)


             SUCCESS  DEVELOPMENT  INTERNATIONAL,  INC.
         The Company has changed its fiscal year end from December 31 to June 30 effective March 31, 1999
       (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]  No [ X ]

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes [   ]  No [   ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 24,112,240.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]












TABLE  OF  CONTENTS

Part I                                                               Page

Item 1.	Financial Statements

 Consolidated Condensed Balance Sheets............................... I-1
 Consolidated Condensed Statements of Operations..................... I-2
 Consolidated Condensed Statements of Stockholders' Equity........... I-3
 Consolidated Condensed Statements of Cash Flows.....................	I-4
 Notes to Consolidated Condensed Financial Statements................	I-5
 Pro Forma Consolidated Condensed Balance Sheet...................... I-7
 Pro Forma Consolidated Condensed Statement of Operations............ I-8

Item 2.	Management's Discussion and Analysis or Plan of Operation		   I-9 - 12

Part II

Item 1.	Legal Proceedings............................................ II-1
Item 2.	Changes in Securities and Use of Proceeds.................... II-2
Item 3.	Defaults upon Senior Securities.............................. II-2
Item 4.	Submission of Matters to a Vote of Security Holders.......... II-2
Item 5.	Other Information
	           a.) The Merger........................................... II-3
	           b.) Change in Fiscal Year and Name....................... II-9
Item 6.	Exhibits and Reports on Form 8-K............................. II-9











Part I	Financial Information

Item 1.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

	Consolidated Condensed Balance Sheets...............................		I-1
	Consolidated Condensed Statements of Operations.....................		I-2
	Consolidated Condensed Statements of Stockholders' Equity...........		I-3
	Consolidated Condensed Statements of Cash Flows.....................		I-4
	Notes to Consolidated Condensed Financial Statements................		I-5
	Pro Forma Consolidated Condensed Balance Sheet......................		I-7
	Pro Forma Consolidated Condensed Statement of Operations............. I-8




          INTERNATIONAL MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                            (UNAUDITED)

                               ASSETS

CURRENT ASSETS                           31-Mar-99               30-Jun-98

  Cash                                 $    78,648             $   122,628
  Accounts receivable - net              1,398,100               1,696,472
  Inventories                              287,077                 184,577
  Other current assets                     143,036                  70,499
  Receivables from related parties          54,387                       -
                                         _________               _________
     TOTAL CURRENT ASSETS                1,961,248               2,074,176

PROPERTY AND EQUIPMENT, NET              2,167,959                 401,750

OTHER ASSETS                             3,452,047               1,429,763

TOTAL ASSETS                           $ 7,581,254             $ 3,905,689

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Line of credit note payable          $   712,428             $   475,311
  Current portion of long-term debt        135,314                 110,780
  Accounts and due to publishers
   payable                               1,950,958               1,589,614
  Accrued expenses                         651,775                  77,311
  Unearned revenues                        681,575                       -
  Payables to related parties              325,588                       -
                                        __________              __________
     TOTAL CURRENT LIABILITIES           4,457,638               2,253,016

  LONG TERM DEBT, less current portion   1,066,465                 284,925

  INVESTORS SUBORDINATED LOANS           1,000,000               1,000,000

  LOANS FROM STOCKHOLDERS'
   & RELATED PARTIES                       307,908                 382,908

     TOTAL LIABILITIES                   6,832,011               3,920,849

STOCKHOLDERS' EQUITY
 Common Stock, $.001 par value,
 500,000,000  and 3,000 shares
 authorized in 1999 and 1998
 respectively, 24,112,240 and 1,028
 (converted to 11,644,463) shares
 issued and outstanding in 1999 and
 1998 respectively.                         24,112                       1

 Additional Paid in Capital              1,523,269                 438,596
 Accumulated deficit                      (798,138)               (453,757)

     TOTAL STOCKHOLDERS' EQUITY            749,243                 (15,160)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                  $ 7,581,254             $ 3,905,689

   See accompanying notes to consolidated condensed financial statements

                                 I - 1





            INTERNATIONAL MEDIA HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                                     Nine Months          Nine Months
                                 Qtr ended         Qtr ended         Year to Date         Year to Date
                                 31-Mar-99         31-Mar-98         31-Mar-99            31-Mar-98

REVENUES                       $ 1,346,998       $ 1,258,935       $ 3,951,836          $ 3,524,890

OPERATING EXPENSES
  Direct Cost                      866,980           855,152         2,530,447            2,520,752
  Administrative & General         139,707           119,341           386,610              275,452
  Sales, Marketing & Publishers
   Acquisitions                    195,937           194,598           652,286              453,895
  Warehouse & Distribution          84,079            99,273           257,749              258,229
  Corporate Acquisitions            25,928                 -            79,008                    -

     TOTAL OPERATING EXPENSES    1,312,631         1,268,364         3,906,100            3,508,328

INCOME (LOSS) BEFORE INTEREST,
INCOME TAX, DEPRECIATION &
AMORTIZATION (EBITDA)               34,367            (9,429)           45,736               16,562

OTHER EXPENSES
  Interest                          79,448            51,163           234,425              127,690
  Depreciation and Amortization     38,682            27,232           116,596               60,750

     TOTAL INTEREST, DEPRECIATION
      & AMORTIZATION               118,130            78,395           351,021              188,440

INCOME (LOSS)  BEFORE
 AMORTIZATION OF GOODWILL          (83,763)          (87,824)         (305,285)            (171,878)

AMORTIZATION OF GODWILL             12,859             4,897            39,096               14,691

NET INCOME(LOSS)                $  (96,622)       $  (92,721)      $  (344,381)         $  (186,569)

NET LOSS PER COMMON SHARE:      $    (0.01)       $    (0.01)      $     (0.03)         $     (0.02)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:            12,609,926         11,644,463       11,966,284           11,644,463

           See accompanying notes to consolidated condensed financial statements


                                            I - 2









                        INTERNATIONAL MEDIA HOLDINGS ,INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY



                                     Common             Additional            Retained             Total
                                     Stock               Paid in              Earnings          Stockholders'
                                $.001 par value          Capital              (Deficit)            Equity

                              Shares       Amount

Balance June 30, 1997 [1]   11,644,463  $    11,644    $   426,953          $  (202,643)        $   235,954

Net loss FYE June 30, 1998                                                     (251,114)           (251,114)

Balance June 30, 1998 [1]   11,644,463       11,644        426,953             (453,757)            (15,160)

Common stock issued to
officer for compensation [2]   906,184          906          7,094                                    8,000

Restricted common stock
issued to employees for
compensation [2]                88,919           89            695                                      784

Common Stock of SDI
outstanding at date of
merger                      11,472,674       11,473      1,088,527                    -           1,100,000

Net (Loss) for the nine
months ended 3-31-99                                                           (344,381)           (344,381)
                            24,112,240  $    24,112    $ 1,523,269         $   (798,138)        $   749,243


[1] This reflects GWP's shares converted to reflect the reverse merger conversion rate and reallocation of paid in capital.

[2] These shares were issued to GWP employees and officer prior to the reverse merger and reflect the conversion rate.

                      See accompanying notes to consolidated condensed financial statements

                                             I - 3



               INTERNATIONAL MEDIA HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                        9 months ended          9 months ended
                                          31-Mar-99                31-Mar-98

CASH FLOW FROM OPERATING ACTIVITIES

  Net Income (Loss)                      $   (344,381)           $   (186,569)

  Adjustments to reconcile net income
   to net cash from operating activities:
  Depreciation & Amortization                 155,692                  75,441

  (Increase) Decrease in:
  Accounts Receivable                         245,049                  47,865
  Inventory                                   (61,778)                 20,971
  Prepaids and current other assets          (126,500)                (39,396)

  Increase (Decrease) in:
  Accounts Payable                             17,293                 162,514
  Accrued expenses                            (43,798)                (22,653)

     NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                   (158,423)                 58,173

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash acquired in purchase of SDI             25,796
  Cash acquired in purchase of Astro                                   75,095
  Purchase of Astro Communications, Inc.                             (500,000)
  Purchases  of property and equipment        (31,731)                (24,913)
  Acquisition costs and other assets          (61,210)               (156,661)

     NET CASH (USED BY) INVESTING
      ACTIVITIES                              (67,145)               (606,479)

CASH FLOWS FROM FINANCING ACTIVITIES

  Net Increase (Decrease) of line of credit   245,200                (144,808)
  Payoff of Astro's line of credit                                   (119,973)
  Proceeds from Subordinated Debt                                   1,000,000
  Financing costs                                                    (164,402)
  Net Increase (Decrease) in shareholders'
   loans                                        8,785                 (44,542)
  Proceeds from Long-Term Debt                                        250,000
  Repayment of Long Term Debt                 (72,397)                (92,039)

     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                              181,588                 684,236

  NET INCREASE (DECREASE) IN CASH             (43,980)                135,930

CASH AT BEGINNING OF PERIOD                   122,628                  12,896

CASH AT END OF NINE MONTH PERIOD         $     78,648            $    148,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for
   interest                              $    232,938             $   125,128

NONCASH FINANCING AND INVESTING ACTIVITIES:

During the nine month period ended March 31, 1998, the company acquired the total assets of $593,128 and total liabilities o f $342,313 of Astro
Communications Services, Inc. by purchasing 100% of its stock for $500,000.
During the nine month period ended March 31, 1999, the company acquired the total assets of $1,244,577 and total liabilities o f $2,060,800 of Success
Development International, Inc. by issuance of common stock valued at
$1,100.00

    See accompanying notes to consolidated condensed financial statements

                                   I - 4







           INTERNATIONAL MEDIA HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               (Unaudited)

Note 1 - Basis of Presentation Interim Financial Statements

The accompanying unaudited consolidated condensed interim financial statements include the accounts of International Media Holdings, Inc. and its subsidiaries (the "Company") (Great Wisdom Publishing, Inc. historical financial information) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. Results of operations for the interim periods are not necessarily indicative of the results that can be expected for a full year. It is suggested that these consolidated condensed financial statements be read in conjunction with the audited financial statements and notes included in the Company's annual reports on Form 10K-SB. The Company follows the same accounting principles in preparation of interim reports.

Primary earnings per share are based upon the weighted average number of common shares outstanding during each period.

Note 2 - Business Acquisitions

On March 31, 1999 (the "Merger Date"), Great Wisdom Publishing, Inc. ("GWP") merged into a newly formed subsidiary of Success Development International, Inc. ("SDI") (the "Merger"). GWP shareholders received 11,327.3 shares of SDI common stock for each share owned of GWP common stock.

In total, 12,639,566 shares of SDI common stock were exchanged for 1,115.85 shares of the GWP outstanding common stock (a conversion rate of 11,327.3 to one). In addition, each share of GWP stock subject to any options to purchase, and any restricted stock, were converted into an option to purchase 11,327.3 shares of the Company's stock. For purposes of the consolidated statement of stockholders' equity, the beginning balance of common stock shares, and additions to GWP stock shares prior to the merger, have been restated to reflect the conversion rate. The number of shares of outstanding common stock of SDI as of the merger date have been reported as being issued as of March 31, 1999 (the Merger Date).

The Merger was accounted for as a reverse acquisition whereby GWP was treated as the acquirer and SDI as the acquiree, because GWP stockholders owned a majority of the Company as of the Merger Date, and GWP management remained as the Company's management. Purchase accounting was applied to SDI based upon its fair market value at the Merger Date.

                                  I - 5



The fair market value of SDI was based on the appraised value of real estate, and fair book value of all other assets acquired, and liabilities assumed. The value of the GWP stock outstanding as of the Merger Date was independently appraised at $1,100,000, which was, used as the purchase price. The fair market value of the net liabilities of SDI on the Merger Date was $816,223. Therefore, the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of $1,916,223. The Company also incurred $273,008 of the acquisition costs which are capitalized as part of goodwill.

The consolidated financial statements include the accounts of the Company (GWP's historical financial information) and its wholly-owned subsidiaries which has a June 30 fiscal year end. Upon consolidation, all material intercompany balances and transactions have been eliminated. The results of operations for SDI will not be reflected until the period subsequent to acquisition by GWP, starting April 1, 1999. GWP was a non-public entity at the time of the Merger.

Note 3 - Pro Forma Consolidated Condensed Financial Statements

The accompanying pro forma consolidated condensed financial statements illustrate the effect of the acquisition (discussed in Note 2) on the Company's financial position and results of operations. The consolidated condensed balance sheet as of March 31, 1999 is based on the historical balance sheets of the Company (GWP) and SDI as of that date (the "Merger Date"). The acquisition adjustment of $856,004 for Property and Equipment reflect the fair market value of SDI's assets as discussed in Note 2. The computed goodwill of $1,916,223 as discussed in Note 2 is reflected as an adjustment to other assets.

The consolidated condensed statements of operations for the year ended December 31, 1998 are based on the historical statements of operations for GWP and SDI for the twelve months periods ending December 31, 1998. The pro forma consolidated condensed statements of operations reflect as if the acquisition took place on January 1, 1998.

The adjustment to depreciation and amortization under other expenses for $16,922 reflect depreciation expense for buildings based on market value adjustment of $676,882 depreciated over 40 years. There is no expense adjustment from the market value increase for land.

The adjustment of $109,461 to Amortization of Goodwill is based on the $1,916,223 computed goodwill and $273,008 of acquisition costs as reflected in Note 2 amortized over 20 years.

The pro forma consolidated condensed financial statements may not be indicative of the actual results of the acquisition. The accompanying consolidated condensed pro forma financial statements are attached.


                               I - 6






           INTERNATIONAL MEDIA HOLDINGS, INC. AND SUBSIDIARIES
             PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET
                             MARCH 31, 1999
                              (UNAUDITED)

                                                                                                Pro-Forma
                                      GWP               SDI               Acquisition         Consolidated
                                     GROUP             GROUP              Adjustments         Balance Sheet

ASSETS

CURRENT ASSETS
  Cash                           $    52,852       $    25,796                                $    78,648
  Accounts Receivable - net        1,397,760               340                                  1,398,100
  Inventories                        246,355            40,722                                    287,077
  Other Current Assets                93,823            49,214                                    143,037
  Receivables from related
   parties                            18,179            36,208                                     54,387

     TOTAL CURRENT ASSETS          1,808,969           152,280                     -            1,961,249

PROPERTY AND EQUIPMENT, net          357,187           954,768               856,004            2,167,959

OTHER ASSETS                       1,514,131            21,692             1,916,224            3,452,047

TOTAL ASSETS                     $ 3,680,287       $ 1,128,740           $ 2,772,228          $ 7,581,254


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Line of credit note payable    $   712,428                 -                     -          $   712,428
  Current portion of long-term                                                     -
   debt                               46,178            89,136                     -              135,314
  Accounts and Due to Publishers                                                   -
   Payable                         1,570,802           380,156                     -            1,950,958
  Accrued Expenses                    41,597           610,178                     -              651,775
  Unearned Revenue                                     681,575                     -              681,575
  Payables to related parties         75,000           250,588                     -              325,588

     TOTAL CURRENT LIABILITIES     2,446,005         2,011,633                     -            4,457,638

LONG TERM DEBT,
 less current portion                277,130           789,335                     -            1,066,465

INVESTORS SUBORDINATED LOANS       1,000,000                 -                     -            1,000,000

LOANS FROM STOCKHOLDERS &
 RELATED PARTIES                     307,908                 -                     -              307,908

     TOTAL LIABILITIES             4,031,043         2,800,968                     -            6,832,011

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value,
500,000,000 shares authorized
24,112,240 shares issued and
outstanding                                1            11,473                12,638               24,112
Additional Paid in Capital           447,381         1,473,571              (397,683)           1,523,269
Retained Earnings (Deficit)         (798,138)       (3,157,272)            3,157,272             (798,138)

TOTAL STOCKHOLDERS' EQUITY          (350,756)       (1,672,228)            2,772,227              749,243

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $ 3,680,287       $ 1,128,740           $ 2,772,227          $ 7,581,254


               See accompanying notes to consolidated condensed financial statements.



                                             I - 7









              INTERNATIONAL MEDIA HOLDINGS, INC. AND SUBSIDIARIES
           PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                  Twelve                                                       Pro Forma
                               Months Ended          Year Ended          Acquisition          Statement of
                               12/31/98 GWP         12/31/98 SDI         Adjustments           Operations

REVENUES                       $  5,668,924         $  4,765,267                             $  10,434,191

OPERATING EXPENSES                5,620,301            4,953,474                                10,573,775

INCOME (LOSS) BEFORE
 INTEREST, INCOME TAX,
 DEPRECIATION, AMORTIZATION
 AND EXTRAORDINARY ITEM        $     48,623         $   (188,207)                            $    (139,584)

OTHER EXPENSES
  Interest                          275,927               82,956                   -               358,883
  Depreciation and Amortization     132,451               95,980              16,922               245,353

TOTAL INTEREST, DEPRECIATION AND
 AMORTIZATION                   $   408,378         $    178,936        $     16,922         $     604,236

INCOME (LOSS) BEFORE
 AMORTIZATION OF GOODWILL AND
 EXTRAORDINARY ITEM                (359,755)            (367,143)            (16,922)             (743,820)

AMORTIZATION OF GOODWILL             45,271                    -             109,461               154,732

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                (405,026)            (367,143)           (126,383)             (898,552)

EXTRAORDINARY ITEM - GAIN ON
 RESTRUCTURING OF DEBT                    -              104,000                   -               104,000

NET INCOME (LOSS)               $  (405,026)         $  (263,143)        $  (126,383)          $  (794,552)

NET LOSS PER COMMON SHARE:      $     (0.03)         $     (0.02)                              $     (0.03)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:             11,644,463 (1)       11,377,452                   -            23,021,915

(1) This reflects GWP's shares converted to reflect the reverse merger conversion rate.

                See accompanying notes to consolidated condensed financial statements


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS. THIS SHOULD BE READ TOGETHER WITH THE FINANCIAL STATEMENTS AND THEIR NOTES.

The following discussion and analysis of the Company's consolidated results of operations for the three (3) and nine (9) months ended March 31, 1999 and 1998 is based upon and should be read in conjunction with, the financial information set forth in the Consolidated Condensed Financial Statements, including their notes, included elsewhere in this report.

The following discussions may contain forward-looking statements that involve risks and uncertainties. You can identify these forward-looking statements by the use of terms including "may," "will," "should," "expect," "anticipate," "believe," "estimate," or "continue" or variations of those terms, or the use of those terms in the negative or words of similar import in the context presented. The Company's actual results could materially differ from these discussed here.

Overview

International Media Holdings, Inc. ("the Company") was formerly known as Success Development International, Inc. (SDI) prior to a name change in March, 1999. Effective March 31, 1999, the Company was created in its present form when SDI was merged with Great Wisdom Publishing, Inc. (GWP) through a reverse merger. The former stockholders of GWP have a controlling interest in the voting common stock of the combined organization. Also, the management of GWP has continued as the management of the Company.

The Merger was accounted for as a reverse acquisition whereby GWP was treated as the acquirer and SDI as the acquiree, because GWP stockholders owned a majority of the Company as of the Merger Date, and GWP management remained as the Company's management. Purchase accounting was applied to SDI based upon its fair market value at the Merger Date.

In February 1998, GWP acquired Astro Communication Services, Inc. ("Astro") through their subsidiary, Advanced Communications, Inc. The financial data for the period ended March 31, 1998 included two months of operations versus three (3) and nine (9) months for March 31, 1999.

The consolidated financial statements include the accounts of the Company (GWP's historical financial information) and its wholly-owned subsidiaries which has a June 30 fiscal year end. Upon consolidation, all material intercompany balances and transactions have been eliminated. The results of operations for SDI will not be reflected until the period subsequent to acquisition by GWP, starting April 1, 1999. GWP was a non-public entity at the time of the Merger.

Results of Operations

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998.

Revenues increased $426,946, or 12.19%, to $3,951,836 for the nine months ended March 31, 1999 from $3,524,890 for the nine months ended March 31, 1998. The increase resulted primarily from the Company's acquisition of Astro.

Direct costs increased $9,695 or 0.4% to $2,530,447 in the nine months ended March 31, 1999 from $2,520,752 in the nine months ended March 31, 1998. The lower increase in relation to the increase in revenues is mostly due to Astro sales having a lower cost due to being a publisher and other improved margins at Access.

Administrative and general expenses increased $111,158 or 40.4% to $386,610 in the nine months ended March 31, 1999 from $275,452 in the nine months ended March 31, 1998. The increase in expenses was attributable to an increase of $53,025 from Astro's nine months in 1999 versus two months in 1998 and the remaining primarily due to increased management personnel, information systems, computers, legal and accounting costs.

Sales, marketing and publishers acquisitions expenses increased $198,391 or 43.79% to $652,286 in the nine months ended March 31, 1999, from $453,895 in the nine months ended March 31, 1998. An increase of $138,693 from Astro is due to it being owned for nine months in 1999 versus two months in 1998.

Warehouse and distribution expenses were $257,749 for the nine months ended March 31, 1999 which is a minimal decrease of $480 as consolidation of some of these functions resulted in reducing what would have been higher costs from the Astro acquisition.

Corporate acquisition costs of $79,008 for the nine months ending March 31, 1999 reflect costs and expenses in the pursuit of acquisitions not capitalized in regards to possible acquisitions.

Depreciation and amortization expenses increased $80,251, or 106.4% to $155,692 in the nine months ended March 31, 1999 from $75,441 in the nine months ended March 31, 1998. The increase resulted primarily from amortization of goodwill and depreciation of property and equipment from the acquisition of Astro.

Interest expense increased $106,735, or 83.6% to $234,425 in the nine months ended March 31, 1999 from $127,690 in the nine months ended March 31, 1998, primarily attributed to increase in line of credit debt, subordinated debt and loans related to the acquisition of Astro.

Results of Operations

Three Months Ended March 31, 1999 Compared To Three Months Ended March 31, 1998

Revenues increased $88,063, or 7.0%, to $1,346,998 in the quarter ended March 31, 1999 from $1,258,935 for the quarter ended March 31, 1998. The increase resulted primarily from the Company's acquisition of Astro for three months in 1999 versus two months in 1998.

Direct costs increased $11,828 or 1.4% to $866,980 in the quarter ended March 31, 1999 from $855,152 for the quarter ended March 31, 1998. The lower increase in relation to the increase in revenues is mostly due to improved margins at Access.

Administrative and general expenses increased $20,366 or 17.1% to $139,707 in the quarter ended March 31, 1999 from $119,341 for the quarter ended March 31, 1998. This is mostly due to Astro being three months in 1999 versus two months in 1999.

Sales, marketing and publishers acquisitions expenses increased $1,339 or 0.7% to $195,937 in the quarter ended March 31, 1999 from $194,598 for the quarter ended March 31, 1998.

Warehouse and distribution expenses decreased $15,194 or 15.3% to $84,079 in the quarter ended March 31, 1999 from $99,273 for the quarter ended March 31, 1998 due to consolidation of some of these functions in reducing what would have been higher costs from the acquisition.

Corporate acquisition costs of $25,928 for the quarter ended March 31, 1999 reflect costs and expenses in the pursuit of acquisitions not capitalized in regards to possible acquisitions.

Depreciation and amortization expenses increased $19,412, or 60.4%, to $51,541 in the quarter ended March 31, 1999 from $32,129 in the quarter ended March 31, 1998. The increase resulted primarily from amortization of goodwill and depreciation of property and equipment from the acquisition of Astro.

Interest expense increased $28,285 or 55.3% to $79,448 in the quarter ended March 31, 1999 from $51,163 in the quarter ended March 31, 1998, primarily attributed to increase in line of credit debt, subordinated debt and loans related to the acquisition of Astro.

Liquidity and Capital Resources

The Company has financed its operations and expansion programs to date principally through operating cash flow, subordinated debt and borrowings under its credit facility.

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

Operating activities used $158,423 in cash for the nine months ended March 31, 1999 as compared to cash provided by operating activities of $58,173 for the nine months ended March 31, 1998. For 1999, cash used was primarily due to the net loss of $344,381, partly offset by depreciation and amortization of $155,692.

During the nine months ended March 31, 1999, investing activities used cash of $67,144 and consisted primarily of acquisition costs and other assets of $61,209. The nine months ended March 31, 1998 investing activities used cash of $606,479 and consisted primarily of the purchase of Astro for $500,000 and acquisition costs and other assets paid of $156,661.

Net cash flows from financing activities of $181,588 in the nine months ended March 31, 1999 consists primarily of borrowing from the Company's line of credit. The cash flows of $684,236 from financing activities for the nine months ended March 31, 1998 was primarily from $1,000,000 subordinated debt obtained in February 1998 and $250,000 of financing of the Astro acquisition less repayments on line of credits and long-term debt and financing costs.

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

As of March 31, 1999 the Company's current liabilities exceeded its current assets by $2,496,390 after the Merger. Of this amount, $1,895,561 the Company assumed upon the acquisition of SDI on March 31, 1999. Current liabilities included $712,428 of a revolving line of credit that the Company expects to continue to renew and $681,575 of unearned revenue for which the Company expects to continue at or near that level. Current management of the Company has developed plans to return to profitability by restructuring existing liabilities, instituting various cost savings measures, implementing an aggressive media campaign, and limiting acquisitions to those that can be obtained through equity or long-term debt.

EFFECT OF INFLATION

The Company's income and profitability is no affected positively or adversely by inflation.

PART  II

Item 1.		LEGAL  PROCEEDINGS

There are no material legal proceedings to which Company is a party or in which Company's property is the subject. The only legal proceedings against Company are set forth below:

(a) Company is the defendant in the civil action titled The Marketing Group, Inc. v. Success Development International, Inc., Case Number 98-2582-GTV, filed on October 28, 1998 and currently pending in the United States District Court for the District of Kansas. In that action the plaintiff, The Marketing Group, Inc. (the "Marketing Group") has alleged that Company breached a contract which called for the Marketing Group to provide creative services and develop a marketing plan for Company. The amount claimed to be due to the Marketing Group in the action is $105,000.00, but the Markering Group has informally indicated that it may be willing to settle its claim for a smaller sum. Company denies the Marketing Group's allegations and is vigorously defending the action. Company maintains that there was no final contract and that the Marketing Group is not entitled to be compensated for any work that it did perform because such work was not of acceptable quality. This case was settled in June, 1999.

(b) On January 28, 2000, a majority of stockholders, by written consent under Florida law, removed Mr. Daniel S. Pena, Sr., the former Chairman of the Board of Directors of Company (the "Former Chairman") for actions they considered detrimental to the welfare of Company. Soon after his removal, the Former Chairman commenced an action against Company and its President, Mr. David Reecher, Vice-President, Mr. Ray Rach, Chief Financial Officer, Mr. Jose Alvarez, and a Board Member, Mr. Ron LeGrand (the majority stockholders that had taken the action by written consent). The Former Chairman sought no affirmative relief from Company, but sought relief from one or more of the other defendants for alleged breach of fiduciary duty, conversion of corporate funds, constructive fraud, usurpation of corporate opportunity, waste of corporate assets, conspiracy to defraud and breach of contract.

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

                                   II - 1


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

Item 2.		CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

As of March 31, 1999, Company and Great Wisdom Publishing, Inc. ("GWP") finalized a proposed merger pursuant to which GWP merged with a newly created wholly-owned subsidiary of Company, and GWP was the surviving corporation. The issuance of additional shares of Company to GWP's Shareholders as consideration for the merger results in a dilution of the voting power of the shares held by Company's current shareholders, in that there will be approximately twice as many shares outstanding after the merger. Offsetting that dilution is the fact that the incorporation of GWP's asset base will essentially double Company's value, even before taking into account the multiplier effects of product marketing and distribution synergy and lower overhead upon Company's future financial performance. For a more detailed discussion about the merger, please review Item 5, Other Information.

Additional Sales

An additional 13,017 shares of Company common stock were sold in January, 1999 pursuant to Company's initial public offering. Such sales results in a dilution of the voting power of the shares held by Company's current shareholders in that there are 13,017 additional shares outstanding after the sales.

Use of Proceeds

The net proceeds available to Company from the sale of shares in the offering from January 1, 1999 through March 31, 1999 was $50,668. Company has used the net proceeds for marketing and advertising, payments of accounts payable and working capital.

Item 3.		DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Stockholders of Company was held on March 9, 1999, at Company's corporate offices located at 9799 Old St. Augustine Road, Jacksonville, Florida. The meeting was properly noticed in accordance with Company's Amended and Restated Articles of Incorporation, Bylaws and applicable law.

The following actions were taken at the annual meeting of the Stockholders of
Company:

1. The current directors of Company were removed by the affirmative vote of 99.7% of the votes cast in person and by proxy.


                                   II - 2



2. The following persons were elected as directors of Company to the individual terms indicated next to each name, in each case by the affirmative vote of the stated percentage of the votes cast in person and by proxy:



Name                            Term Ending            Percentage of Votes

Daniel S. Pena, Sr.                2002                      99.995%
Jose A. Alvarez                    2002                      99.998%
David A. Reecher                   2002                      99.745%
Shawn M. Casey                     2000                      99.745%
Hugh L. Carey                      2000                      99.745%
Jarrell D. Ormand                  2000                      99.745%
Raymond Rach                       2001                      99.998%
Ted Nicholas                       2001                      99.745%
Bob Stone                          2001                      99.745%


3.	Article I of the Amended and Restated Articles of Incorporation of Company
   was amended to change the name of Company to "International Media Holdings, Inc." by the affirmative vote of 99.7% of the votes cast in person and by proxy.

4.	Article V of the Amended and Restated Articles of Incorporation of Company
   was amended to increase the maximum number of $.001 par value shares of common stock which Company is authorized to issue from 25,000,000 to 500,000,000 by the affirmative vote of 99.77% of the votes cast in person and by proxy.

5.	Sections 1 and 5 of Article VIII of the Amended and Restated Articles of
   Incorporation of Company were amended by reducing the vote required to (i) authorize any merger, consolidation, or other "business combination" (as defined therein) with any owner of 10% or more of the shares of common stock of Company, or with anyone able to control Company, and (ii) reduce the amendment approval requirements for Article VIII in both cases from eighty percent (80%) to fifty-one percent (51%) of the holders of shares of common stock of Company by the affirmative vote of 99.02% of the votes cast in person and by proxy (which is equal to 86% of all oustanding shares).

6.	Section 1.6 of Company's Long Term Incentive Plan (the "Plan") was
   amended to increase the number of shares of common stock of Company allocated to the Plan from 7,500,000 to 15,000,000 by the affirmative vote of 99.535% of the votes cast in person and by proxy.

Item 5.		OTHER INFORMATION

(a) THE MERGER

Terms

As of March 31, 1999 (the "Merger Effective Date"), Company and Great Wisdom Publishing, Inc. ("GWP") finalized a proposed merger, pursuant to which GWP merged with a newly created wholly-owned subsidiary of Company ("NewSub"), and GWP was the surviving corporation (the "Merger"). Company, New Sub and GWP entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which GWP merged with NewSub in a non-taxable reverse triangular reorganization. The separate corporate existence of NewSub ceased and GWP continued as the surviving corporation after the merger and is a wholly owned subsidiary of Company. The Merger was conditioned upon, among other things, the receipt by Company of a fairness opinion of Sheldrick, McGehee & Kohler, Inc. to the effect that Company and GWP are of substantially equal value.

The Merger was accounted for as a reverse acquisition whereby GWP was treated as the acquirer and Company as the acquiree, because GWP stockholders owned a majroity of Company as of the Merger Effective Date and GWP management remained as Company's management. Purchase accounting was applied to Company based upon its fair market value at the Merger Effective Date.

Anticipated Benefits.

The Board of Directors of Company determined that the consolidation of the business of Company and GWP presented exciting opportunities for synergy and enhanced growth for Company and its shareholders. The Merger allows Company to diversify the services that it provides to the public beyond the seminar industry. GWP's stock of informational products in niche categories complements and expands Company's core business of providing informational and financial services, and its established and growing sales, marketing and distribution network provides a platform for marketing and disseminating both companies' products. In addition, the largest shareholder of Company was responsible for generating a substantial portion of Company's income. Consequently, the diversification of Company's interests into the publishing industry dilutes the potential impact upon Company's future revenues on this shareholder's ability to continue generating products for sale to the public. The consolidation of the business of Company and GWP also combines the management teams and reduces the overhead of both entities on a going forward basis.

The issuance of additional shares to GWP's shareholders as consideration for the merger results in a dilution of the voting power of the shares held by Company's current shareholders, in that there will be approximately twice as many shares outstanding after the Merger. Offsetting that dilution is the fact that the incorporation of GWP's asset base will essentially double Company's value, even before taking into account the multiplier effects of product, marketing and distribution synergy and lower overhead upon Company's future financial performance.

Issuance of Additional Shares.

On the Merger Effective Date, automatically by virtue of the Merger and without any action on the part of any party or any GWP shareholder, each share of GWP Common Stock issued and outstanding was converted into the right to receive 11,327.299 shares (the "Exchange Ratio") of Company Common Stock. On the Merger Effective Date, each option granted by GWP to purchase GWP stock that was outstanding and unexercised immediately prior to the Merger Effective Date ceased to represent a right to acquire shares of GWP and have been converted automatically into an option to purchase shares of Company in an amount and at an exercise price determined as provided below (and otherwise, subject to the terms of the stock plans of GWP under which they were issued and the agreements evidencing grants thereunder):

(i) the number of shares of Company common stock to be subject to the new option will be equal to the product of the number of shares of GWP common stock subject to the original option immediately prior to the Merger Effective Date and the Exchange Ratio, provided that any fractional shares of GWP common stock resulting from such multiplication will be rounded to the nearest whole share; and

(ii) the exercise price per share of Company common stock under the new option will be equal to the exercise price per share of GWP common stock under the original option immediately prior to the Merger Effective Date divided by the Exchange Ratio, provided that such exercise price will be rounded to the nearest whole cent.

Prior to the Merger, there were 1,115.85 shares of GWP common stock outstanding (including 7.85 shares of restricted stock). Based upon the Exchange Ratio, these shares represent 12,639,566 Company shares. In addition, GWP had granted options for 138 shares, which equal 1,563,167 Company shares. At the time of the Merger there were 11,472,674 shares of SDI common stock outstanding and 2,717,735 SDI options granted.

The Contribution.

Company owns 100% of the stock of six (6) operating subsidiaries: The LeGrand Group, Inc., Results Publishing, Inc., Telstar Consulting, Inc., SDI Direct Corporation, SDI Internet Services, Inc. and Valley Print and Mail, Inc. Company will be contributing all the stock of all operating subsidiaries (except for Valley Print and Mail, Inc.) to the capital of GWP following the Merger (the "Contribution"). After the Contribution, Company will own 100% of GWP, and GWP will own 100% of the five operating subsidiaries (other than Valley Print and Mail, Inc.) as well as the four operating subsidiaries it currently owns.

About GWP.

GWP was formed in 1996 with the objective of building a large publishing (information) company with capabilities to create and acquire informational products in niche subject categories that can be sold through its established and developing sales, marketing, and distribution network. GWP has formulated a unique acquisition and consolidation strategy to acquire publishers who have identifiable niche market strengths and fit certain established criteria.

In 1996, GWP acquired the assets of Publishers Distribution Service, Inc. ("PDS"), one of ten master distributors in the country, through a wholly-owned subsidiary of GWP named Access Publishers Network, Inc. ("Access"), to gain distribution volume and expertise. This acquisition allowed GWP to obtain immediate access to buyers from national chains and major customers. Buyers from large companies only allot certain time to visit with publishers with sufficient product to be cost effective. As a master distributor, Access provides a "consolidation" effect for smaller publishers with a nationwide sales force, customer credibility, and consolidated invoicing and accounts.
In addition, Access produces a catalog for each season for sale purposes and helps coordinate co-op advertising among its services. Access provides a pipeline to the retail and bookstore market allowing Company to not only get its products into the hands of the consumer, but to control and profit from that distribution stream as well.

In 1998, GWP, through Advanced Communications, Inc. (which was specifically formed for that purpose), acquired the stock of Astro Communications Services, Inc. ("Astro"), a San Diego based publisher of "body, mind and spirit" information. Astro was founded in 1973 and is a leader in astrological publications, software and computer reports, including a software program that is considered the leading reference material in the astrological community. GWP successfully consolidated Astro's warehouse and back room functions. Advanced Communications, Inc. was incorporated in California in 1998 for the purpose of effecting the acquisition of Astro.

Small Press Express, Inc. was incorporated in Michigan in 1998 for the purpose of attracting small micropresses to be distributed by Access.

GWP's business is centered around several product areas: business information (marketing, self-help, leadership and management, career, etc.), and the Mind, Body & Spirit (religion, philosophy, spiritual, astrology, alternative medicine, etc.). Each area is fast growing (mainly fueled by the increased maturity of the baby boomer market) and is an easily identifiable market. GWP's goal is to obtain useful information content and produce books, videos, e-mail, etc. relating to such content and market these items through various distribution channels (i.e., book trade, seminars, infomercials, direct mail, etc.).

                                      II - 5

Executive Officers And Directors.

The following persons were the executive officers and directors of Company as of March 31, 1999 after the election of directors proposal was adopted by the shareholders on March 9, 1999:


                                                           DIRECTOR      TERM TO
NAME                       AGE     POSITION                SINCE         EXPIRE

Daniel S. Pena, Sr. (1)    53      Director & Chairman	    1995          2002
Shawn M. Casey (2)         39      Director and Vice       1995          2000
                                   Chairman
David A. Reecher           39      Director &              1999          2002
                                   CEO/President
Jose A. Alvarez            50      Director & Executive    1999          2002
                                   V.P./CFO/COO
Raymond Rach               64      Director & Vice         1995          2001

                                      II - 6

(1) Member was removed from Board January 28, 2000 (See Part II, Item 1 - Legal Proceedings)
(2) Member resigned from Board and his position as Vice Chairman in September
    1999
(3) Member resigned from Board on February 21, 2000 and now serves on the Company's Marketing Advisory Council.
(4) Member resigned from Board on February 21, 2000 and now serves on the Company's Marketing Advisory Council.
(5) Member resigned from Board in November 1999.
(6)	Member resigned from Board in April 1999.


Background of Officers and Directors.

Following is a brief description of the background of the current officers and directors of Company based on information provided by them to Company.

Daniel S. Pena, Sr., joined SDI-LeGrand in early 1995 as a director and Chairman of the Board. He became a director of Company in April 1995, and Chairman of the Board of Company in November 1995. Since 1992, Mr. Pena has been the controlling shareholder and chairman of Great Western Development Corporation, a publishing company. Mr. Pena founded Great Western Resources, a publicly held natural resources company, in 1982 and served as its Chief Executive Officer and Chairman until 1992. From 1979 to 1982, Mr. Pena was chairman and CEO of JPK Industries, a natural resources company. From 1977 until 1979, Mr. Pena held the position of Vice President at the investment banking firm of Bear Stearns and Co. in Los Angeles, California, and from 1975 until 1977, that of Director of Financial Planning at Paine Webber Jackson & Curtis in Los Angeles, California. He was until recently a member of the board of trustees, California State University, Northridge, where he graduated in 1971 with a B.S. in Business Administration.

Shawn M. Casey, Esq., joined Company as General Counsel and Conference Director in January 1995. From November, 1995 to February 15, 1999, he served as President and Chief Executive Officer and Secretary of Company. He became a director of Company in April, 1995. In August 1997, he was elected Vice-Chairman of the Board of Directors. From 1989 until 1994, Mr. Casey conducted a solo law practice in Pittsburgh, PA focused primarily on real estate and business matters. At the same time, he was shareholder and President Emerald Settlement Services, Inc., a title insurance agency in Pittsburgh, Pennsylvania. He founded Dream Development Corporation in 1993 to sponsor and promote seminars, workshops and information products. He graduated from the University of Scranton in Pennsylvania with a B.A. in Communications in 1981, and received his Juris Doctor degree from Duquesne University in 1985.

Raymond Rach joined Company as President in January 1993. Mr. Rach served as President of Company from April 1995 until November 1995, when he became President of SDI Wealth, Company's telemarketing subsidiary, and a Vice President of the Company. He has served as a director of Company since
April 1995. Before joining Company, Mr. Rach spent five years, from 1987 to 1992, as Executive Vice President with Budd Mayer Corporation, one of the nation's largest regional food brokerage firms.

Jarrell D. Ormand joined Company in July, 1996 as a Director. From 1963 to 1990, Mr. Ormand was the Chairman and Chief Executive of Ormand Industries, Inc., a publicly-traded American Stock Exchange company whose interests include advertising, container manufacturing, apparel, auto leasing, and electronics. From 1955 to 1958, Mr. Ormand was on the Board of Directors of the American Petroleum Institute of the Permian Basin (West Texas and New Mexico). Mr. Ormand is currently a director of Centinela Hospital, a nonprofit hospital based in California. Since 1990, Mr. Ormand has been retired.

Governor Hugh L. Carey joined Company in August 1996 as a Director. From November 1974 to November 1982, Mr. Carey served as governor of the State of New York. From 1982 to December 31, 1995, Mr. Carey was an Executive of W.R. Grace & Co., a holding company. From January 1, 1996 to the present, Mr. Carey is Of Counsel to the law firms of Whitman Breed Abbott & Morgan and Heinrich Gordon Hargrove Weihe & James, P.A.

David A. Reecher is the founder, President and Chief Executive Officer of GWP. Prior to founding GWP, he was Vice President and co-owner of TOWERS Club Press, Inc., a publisher and advertising agency. Mr. Reecher is co-founder and former President of Aviation Surplus Sales, Inc., an aircraft parts company; and is the founder, Chairman and majority owner of Little Mountain Promotions, Inc., an advertising distribution service. Mr. Reecher has also been involved with the advertising and marketing of a variety of businesses which include restaurants, insurance companies, mail order companies and chiropracters. He has been leading large organizations for over a decade, including the Powerplant Programs for both Presidential Airways and Discovery Airways, and the producting facility for Aerotest, a large southern California aircraft repair facility.

Jose A. Alvarez is a C.P.A. who founded his own accounting firm in 1975 and developed it through mergers, acquisitions and referrals. At one point he was involved with offices in four cities with nearly $2,000,000 in revenue. In addition to running his practice, he was a college accounting professor for six years. In 1996, Mr. Alvarez co-founded GWP as its Chief Financial Officer and Director. Mr. Alvarez is a consultant on business growth, financial, tax and management advice, mergers, sales and acquisitions, estate and gift tax considerations, and company valuations. He graduated from the University of South Florida in 1971 with a B.A. in accounting.


                                    II - 7


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

Bob Stone is cofounder and Chairman Emeritus of Stone & Adler, now a Young & Rubican direct marketing company, which he started in 1966. He is currently Professor of Direct Marketing at Northwestern University and the University of Missouri. He is a member of the Direct Marketing Hall of Fame and is the only direct marketer to win the Best in Industry Award eight times. He has written over 200 articles on direct marketing that have appeared in Advertising Age magazine since 1967.

Key Employee:

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

Security Ownership Of Directors, Executive Officers & Principal Shareholders Following Merger.

The table below presents certain information regarding beneficial ownership of Company's Common Stock after consummation of the Merger, by (i) each shareholder known to Company to own, or have the right to acquire within 60 days, more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of Company, and (iii) all executive officers and directors as a group.


                                        # of Shares           Total Shares
                       Number of        Which May be          Beneficially     Percent
Name                   Shares Owned     Acq. w/in 60 days     Owned            of Class

Daniel S. Pena (c)      6,214,555        1,000,000             7,214,555        25.41%
Ron LeGrand             5,586,982          125,000             5,711,982        20.12%
David A. Reecher (a)    5,663,650                0             5,663,650        19.95%
Shawn M. Casey            600,000        1,075,000             1,675,000         5.90%
Jose A. Alvarez (b)     1,472,549                0             1,472,549         5.19%
Raymond Rach              773,179          125,000               898,179         3.16%
Ted Nicholas (a)          566,365                0               566,365         1.99%
Bob Stone (a)             453,092                0               453,092         1.60%
Hugh L. Carey             120,000                0               120,000         0.004%
Jarrell D. Ormand         120,000                0               120,000         0.004%

All Directors and
Executive Officers as
a Group (9 persons)    15,983,390        2,200,000            18,183,390        64.04%

Total Shares
Outstanding/Vested
Options                24,112,240        4,280,902            28,393,142       100.00%


(a) Business Address:	3904 Airport Road, Plant City, FL 33567
(b) Business Address:	9799 Old St. Augustine Road, Jacksonville, FL 32257
(c) Business Address: 11622 Dorrance Lane, Stafford, Texas 77477

                                       II - 8


(b) CHANGE IN FISCAL YEAR AND NAME

International Media Holdings, Inc. ("IMH"), formerly known as Success
Development International, Inc. ("SDI") changed its name in March, 1999.
IMH has changed its fiscal year to end on June 30th of each year to coincide with the acquirer corporation Great Wisdom Publishing, Inc. ("GWP"). SDI's fiscal year ended on December 31st of each calendar year. The financial statements presented are GWP's historical financial information and its wholly-owned subsidiaries. The March 31, 1999 balance sheet reflects the merger/acquisition with SDI. The results of operations for SDI will not be reflected until the period subsequent to acquisition by GWP, starting April
1, 1999.  GWP was a non-public entity at the time of the Merger.


Item 6.		EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibit       FINANCIAL DATA SCHEDULE FOR THE NINE MONTHS
    No. 27	       ENDED MARCH 31, 1999 (For SEC use only).

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            						INTERNATIONAL  MEDIA  HOLDINGS, INC.


Date: August 22, 2000      					 	By: 	/s/ Jose A. Alvarez, CPA
                                           Jose A. Alvarez, CPA
                              						        Executive VP & CFO




                            II - 9



